Form 10-Q
period 2014-09-30
CONTINENTAL RAIL CORP
filed 2014-12-01
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________to__________________________

Commission File Number: 333-194337

Continental Rail Corp.

 (Exact name of Registrant as specified in its charter)

Nevada	33-0864127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

2929 East Commercial Blvd., PH-D,

Ft. Lauderdale, Florida 33308

 (Address of principal executive offices)(Zip Code)

954-440-4678

(Registrant’s telephone number, including area code)

Not applicable

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of November 24, 2014 the issuer had 37,872,068 shares of its common stock issued and outstanding.

Continental Rail Corp.

Form 10-Q

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Continental Rail”, the “Company,” “we”, “us”, “our” and similar terms refer to Continental Rail Corp., a Nevada corporation.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	Unaudited
ASSETS

CURRENT ASSETS:
Cash	$544	$45,479
Total Current Assets	544	45,479

Total Assets	$544	$45,479

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - related party	$241,951	$103,456
Accounts payable	233,265	58,936
Accrued expenses - related parties	452,770	247,683
Accrued expenses	38,333	43,822

Total Current Liabilities	966,319	453,897

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, ($0.001 par value, 1,000.000 shares authorized; 600,000 issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	600	600
Common Stock ($0.001 Par Value; 750,000,000 shares authorized; 37,872,068 shares and 37,752,068 issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	37,872	37,751
Additional paid-in capital	3,606,557	3,558,337
Accumulated deficit development stage	(3,016,912)	(3,016,912)
Accumulated deficit	(1,593,775)	(988,194)

Total Stockholders' Deficit	(965,775)	(408,418)

Total Liabilities and Stockholders' Deficit	$544	$45,479

See accompanying notes to these condensed consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Nine Months Ended		For the Three Months Ended
	September 30		September 30
	2014	2013	2014	2013

Revenues	$—	$42,500	$—	$—

Operating Expenses
Professional fees	225,041	299,506	70,781	256,013
Professional fees - related party	136,888	90,000	35,813	30,000
Management fee - related party	1,250	37,219	—	19,753
Payroll and payroll related expenses	113,806	270,682	46,939	173,272
Other selling, general and administrative	33,714	111,608	4,081	53,569
Other operating expenses	95,000	—	—	—

Total Operating Expenses	605,699	809,015	157,504	532,607

Loss From Operations	(605,699)	(766,515)	(157,504)	(532,607)

Other Income (Expenses)
Interest expense	—	(9,132)	—	—

Total Other Income (Expense)	—	(9,132)	—	—

Net loss before provision for income taxes	(605,699)	(775,647)	(157,504)	(532,607)
Provision for income taxes	—	—	—	—
Net Loss	$(605,699)	$(775,647)	$(157,504)	$(532,607)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding - basic and fully diluted	37,789,614	34,347,492	37,768,318	33,921,507

See accompanying notes to these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2014 (Unaudited) and For the Years Ended December 31, 2013 and 2012

	Series A Voting		Convertible					Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	During the		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Development	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit	(Deficit)

Balance at December 31, 2011	3,100,000	$3,100	—	$—	13,030	13	$2,506,553	$(2,865,005)	$—	$(355,339)

Issuance of common stock in connection with debt conversion ($0.06 - $0.20 per share)	—	—	—	—	117,500	118	20,932	—	—	21,050

Issuance of common stock for cash ($2.00 per share)	—	—	—	—	26,500	27	52,973	—	—	53,000

Issuance of preferred stock for services ($0.001 per share) - related party	1,900,000	1,900	—	—	—	—	—	—	—	1,900

Net loss for the year 2012	—	—	—	—	—	—	—	(151,907)	—	(151,907)

Balance at December 31, 2012	5,000,000	$5,000	—	$—	157,030	$158	2,580,458	$(3,016,912)	—	$(431,296)

Cancellation of Preferred Series A voting shares	(5,000,000)	(5,000)	—	—	—	—	5,000	—	—	—

Issuance of Series A convertible preferred shares - related parties	—	—	600,000	600	—	—	—	—	—	600

Issuance of common stock in connection with debt conversion	—	—	—	—	20,000	20	183,220	—	—	183,240

Issuance of common stock in connection with debt conversion - related party	—	—	—	—	1,150,000	1,150	113,850	—	—	115,000

Issuance of common stock for services ($0.001 per share) - related party	—	—	—	—	31,020,000	31,020	8,980	—	—	40,000

Issuance of common stock for cash ($0.05 - $0.45 per share)	—	—	—	—	2,318,222	2,318	361,233	—	—	363,551

Issuance of common stock for services ($0.10 - $0.45 per share)	—	—	—	—	3,086,816	3,086	305,596	—	—	308,682

Net loss for the year 2013	—	—	—	—	—	—	—	—	(988,193)	(988,193)

Balance at December 31, 2013	—	$—	600,000	$600	$37,752,068	$37,752	$3,558,337	$(3,016,912)	$(988,193)	$(408,416)

(Continued)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2014 (Unaudited) and For the Years Ended December 31, 2013 and 2012 (Continued)

	Series A Voting		Convertible					Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	During the		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Development	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit	(Deficit)

Balance at December 31, 2013	—	$—	600,000	$600	$37,752,068	$37,752	$3,558,337	$(3,016,912)	$(988,193)	$(408,416)

Issuance of common stock for cash ($0.17 per share)	—	—	—	—	20,000	20	3,320	—	—	3,340

Issuance of common stock for services ($0.45 per share)	—	—	—	—	100,000	100	$44,900	—	—	45,000

Net loss for the 9 months ended September 30, 2014	—	—	—	—	—	—	—	—	(605,699)	(605,699)

Balance at September 30, 2014 (Unaudited)	—	$—	600,000	$600	37,872,068	$37,872	$3,606,557	$(3,016,912)	$(1,593,892)	$(965,775)

See accompanying notes to these condensed consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended
	September 30
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(605,699)	$(775,647)
Adjustments to reconcile loss from operations to net cash flows used in operating activities:
Stock-based compensation - related party	—	512,582
Issuance of common stock for services	45,000	—
Increase (Decrease) in:
Accounts payable - related parties	138,495	38,817
Accounts payable	174,329	642
Accrued expenses - related parties	205,088	122,781
Accrued expenses	(5,489)	112,757
Overdraft liability	—	(219)
Net Cash Flows Provided by (Used in) Continuing Operations	(48,276)	11,713

Net Cash Flows Used in Operating Activities	(48,326)	11,713

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in par value	—	(4,400)
Proceeds from issuance of common stock	3,340	102,500
Net Cash Flows Provided by Financing Activities	3,340	98,100

Net Increase (Decrease) in Cash	(44,936)	109,813

Cash - beginning of period	45,479	—

Cash - end of period	$544	$109,813

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt for common stock	$—	$128,550
Conversion of accrued interest payable for stock	$—	$45,558
Conversion of accrued expenses - related party to common stock	$—	$126,034
Issuance of common stock for services	$45,000	$—

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Note 1 - Organization and Nature of Operations

Continental Rail Corp (the "Company", "CRC") was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. In 2002, IP Gate, Inc. changed its name to Action Stocks, Inc. and on June 23, 2003, Action Stocks, Inc. changed its name to Specialized Home Medical Services, Inc. Through December 2006 the Company was in the durable medical equipment business through its subsidiary Classic Health, and from January 3, 2006 to June 30, 2009 was in the business of cataloguing and valuing stamps through its South East Stamp Sales subsidiary. On October 29, 2007, Specialized Home Medical Services, Inc. changed its name to IGSM Group, Inc. During 2011 and 2012 the Company focused on researching and identifying potential merger and acquisition opportunities for investment and operating. Late December 2012, the Company contracted the services of TBG Holdings Corporation who assisted with restructuring the Company ("TBG") into a short line and regional freight railroad holding company that will selectively invest in short line and regional freight railroad properties and railroad rolling stock. On July 10, 2013 the Company changed its name to Continental Rail Corp.

The Company has two wholly-owned subsidiaries, Continental Rail Leasing Corp (a Florida corporation) and Transportation Management, Inc, (a Michigan corporation). These subsidiaries are currently inactive.

On 4th April 2014, the Company registered Continental Rail Leasing, Corp., an Alberta Canada extra-provincial corporation, in order to conduct railcar leasing business in Canada. The subsidiary has a registered office in Calgary Alberta at the office of our registered agent. The entity is referred to as Continental Rail Leasing Corp Canada (CRLC-Canada).

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $605,699 and net cash used in operations of $48,276 for the nine months ended September 30, 2014, and a working capital and stockholders' deficit of $965,775 at September 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to increase revenues along with additional external funding as needed. Management believes that sufficient funding will be available from increased revenues through contracts with short line railroads along with private equity sales and short term borrowings to meet its business objectives, including its anticipated cash needs for working capital for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its projects.

Note 3 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Development Stage Company

Through the year ended December 31, 2012, the Company was considered a development stage company as it was devoting substantially all of its efforts on establishing a new business strategy and the planned principal operations have not fully commenced. As of January 2013, CRC exited the development stage as the planned operations were fully in place and contracts were/are being negotiated and revenue has begun to be generated. The Company started up with substantial professional personnel to obtain management's revenue opportunities.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

Cash and Cash Equivalents

The Company maintains cash balances at two financial institutions. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2014.

Income Taxes

The Company accounts for income taxes using the liability method prescribed by ASC 740, "Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more- likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than -not recognition threshold should be recognized in the first subsequent period in which the threshold d is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition.

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

Share Based Payment Arrangements

The Company applies the fair value method of ASC 718 "Share Based Payment", in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values the stock based compensation at the market price for the Company's stock as of the date of issuance.

Net Loss Per Share

Basic earnings per share ("EPS") is computed by dividing the net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period including stock warrants using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants) and convertible debt or convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

Fair Market Value of Financial Instruments

The Company measures assets and liabilities at fair value based on an expected exit price which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level.

The following are the hierarchical levels of inputs to measure fair value:

Level 1:	Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2:

Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3:

Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted primarily of accounts payable, accrued liabilities, amounts due to related parties, and debt. The Company's debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company's financial instruments generally approximated their fair values as of September 30, 2014 due to the short-term nature of these instruments,

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") issued an Accounting Standard Update ("ASU") 2013-11 "Presentation of an Unrecognized Tax Benefit When a New Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" in July 2013, ASU 2013-12 "Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220)" in February 2013 and 2013-01 "Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities" in January 2013. Management believes that these standards will not materially impact our financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

The Company follows FASB Accounting Standards Codification ("ASC") 855 "Subsequent Event". ASC 855 offers assistance and establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. ACS 855 does not result in material changes in the subsequent events that an entity reports. This guidance requires disclosure of the date through which events subsequent to the Balance Sheet date have been evaluated and whether such date represents the date the financial statements were issued or were available to be issued. Management evaluated events occurring between the balance sheet date of September 30, 2014, and when the financial statements were available to be issued.

Note 4 – Stockholders Equity (Deficit)

(a)

Preferred stock

On July 2, 2013, the Company's Board of Directors voted unanimously to amend its Articles of Incorporation to cancel the 5,000,000 authorized and issued Series A Preferred shares to be effective July 1, 2013.

On July 2, 2013 the company amended its Articles of Incorporation to designate a new Series A Preferred Convertible Stock that shall rank on parity with the Company's Common Stock with an effective date of July 1, 2013.The shares of the Series A Convertible Preferred Stock convert into shares of the Company's Common Stock.

On July 2, 2013, the Board of Directors voted to retire the 5,000,000 shares of the Series A Preferred Stock that were authorized, issued and outstanding with an effective date of July 1, 2013.

On July 2, 2013 the Board approved an amendment to the articles of incorporation designating a new series of preferred stock as "Series A Convertible Preferred Stock" which designation became effective July 1, 2013. The Preferred Convertible Series A will have 1 million shares authorized as amended. This Series will rank on par with the Company's common stock with regards to distribution of assets upon liquidation, dissolution or winding up of the Company. The holders of Series A Convertible Preferred Stock shall, at any time, be able to convert 1 (one) share of the Series A Preferred Stock into 94 shares of fully paid and non-assessable shares of Common stock on a fully diluted basis at the time of conversion, at the then current price (the Conversion Formula) as of the Conversion Date (as defined below). The Conversion will occur no later than September 2015 upon the approval of holders of a majority of the Series A Convertible Preferred Stock at which time all shares of the Series A Preferred Stock shall automatically convert into shares of Common Stock based upon the Conversion Formula unless the majority of the shareholders vote to roll the Series A Convertible Preferred Stock into a new Series of Preferred Stock.

The voting rights of the Series A Convertible Preferred Stock shall vote together with the common stock. The number of votes for the Series A Preferred Stock shall be the same number as the amount of shares of common stock that would be issued upon conversion pursuant to the Conversion formula.

On July 2, 2013, 600,000 shares were issued to various individuals for services and acquisition of TMS as follows:

1)	180,000 shares of the Series A Convertible Preferred Stock were issued to the former Chairman for services rendered to the Company and were valued at the fair value on the date of grant, $180.00.
2)	180,000 shares of the Series A Convertible Preferred Stock were issued to the Treasurer and CFO for services rendered to the Company and were valued at the fair value on the date of grant, $180.00.
3)	60,000 shares of the Series A Convertible Preferred Stock were issued to two employees for services rendered to the Company. and were valued at the fair value on the date of grant, $60.00.
4)

180,000 shares of the Series A Convertible Preferred Stock were issued to an employee of the Company to acquire the shares of Transportation Management Services, Inc. ("TMS"). This employee is the sole shareholder of TMS. The 180,000 Series A convertible preferred shares were valued at fair value on the dates of grant, and the Company recorded an investment of $180.00.

(b)

Common stock

On January 2, 2013, the Company issued 31,000,000 shares of Common Stock to a related party for services. The stock was valued at $31,000 or $0.001 per share.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

On June 23, 2013, the Company converted $115,000 due to a related party in to 1,150,000 shares of Common Stock.

On June 24, 2013, the Company converted $170,000 in outstanding principal and accrued interest into 20,000 shares of Common Stock.

On July 10, 2013 the Company also affected a 1-for-200 reverse stock split of their common stock with an effective date of July 25, 2013. All share and per share amounts in this document have been changed to give effect to the reverse stock split.

On July 15, 2013, the Company issued 2,000,000 shares to an outside consultant for services. The stock was valued at $200,000 or $0.10 per share.

On July 15, 2013, the Company issued 1,086,816 shares to Company's president for executive equity as per the employment agreement. The stock was valued at $0.10 per share.

Between March 19, 2013 and June 30, 2013 the Company sold 1,855,000 shares of its Common Stock through a Private Placement Memorandum ("PPM") for a total of $168,740. The shares were sold at a price ranging from $0.05 per share to $0.125 per share. This PPM has been closed out.

In July, 2013 a new PPM was issued offering 2,000,000 common shares at $0.45/share to investors who meet CRC's suitability standards. Maximum to be raised is $900,000. Between July 1, 2013 and December 31, 2013 the Company has sold 463,222 shares for a total of $208,050.

In December 2013, the Company issued 20,000 shares of Common Stock for services. The stock was valued at $0.45 per share.

In January 2014, the company issued 20,000 shares of its Common Stock for cash at a price of $0.167 per share.

On July 15, 2014, the Company issued 100,000 shares of its Common Stock to an outside consultant at a consideration of $0.45 per share as per the amended independent consulting agreement dated June 24, 2014.

Note 5 – Related Party Transactions

Due to Related Parties

In 2013 the Company's former CEO from time to time, personally or through a Company wholly-owned and controlled by him, provided advances to the Company for working capital purposes and received repayments. At any time a right of setoff existed between the CEO and his Company's balances. At September 30, 2014 Company had a net payable to the former CEO of $-0-.

The Company also paid/accrued the aforementioned company a consulting fee for services rendered during the nine months ended September 30, 2014 and 2013, $1,250 and $37,219, respectively.

From time to time the Company converts the related party advances into the Company's Common Stock. (See Note 4 (b) for the conversion of advances on January 20, 2012 and June 23, 2013.)

On December 18, 2012, the Company entered into a two year agreement with TBG Holdings, Inc. ("TBG") to provide certain administrative services and other business advisory services. The agreement called for a fee $45,000 fee for administrative services. In addition the terms of the agreement, called for the Company to pay TBG for business advisory services as follows: $25,000 for the first month and $10,000 per month thereafter until the services have been completed. At September 30, 2014 the Company owes TBG Holdings, Inc. $294,203 in fees and expenses paid on the Company's behalf.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

In 2013 Company entered into an additional agreement with TBG, whereby certain terms of the December 18, 2012 agreement have been superseded. In consideration for administrative services to be rendered, the Company is to issue TBG 31,000,000 shares of common stock and the new agreement still provided for the agreed upon monthly advisory fee of $10,000.

The Company also utilizes the services of a related party that provides accounting, tax and bookkeeping services to the Company. At September 30, 2014 the Company owes R3Accounting, LLC $102,300 in fees and services provided to the Company.

Note 6 – Pending Legal Matters

In January 2014 the Company was named as a co-defendant in a civil law proceeding in Broward County Florida. The complaint alleges a contract dispute between the Company's major shareholders' and various parties that are unrelated to the Company. The plaintiffs alleged the Company engaged in a breach of fiduciary duty, tortious interference with business relations and a fraudulent transfer of assets. The management plans a vigorous defense and it believes there is no basis for these allegations. Management is also exploring possible counterclaims against the plaintiffs. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed remote and any possible loss is deemed immaterial. No adjustment has been reflected on the financial statements regarding this matter.

As of September 30, 2014 there has been no new development in the above matter.

In addition, as of September 30, 2014 there were no new legal proceedings against the Company.

Note 7 – Commitments and Contingencies

In April, 2014 the Company entered into a car mark usage agreement related to the intended purchase certain railcars to be used in its leasing operation.  The Company was unable to fulfill its obligation under the agreement and has accrued $95,000 which amount represents its maximum liability under the agreement. The Company is working with the vendor to mitigate the liability.

Note 8 – Subsequent Events

The Company has reviewed their books and records from the end of the quarter through the date of issuance of these Financial Statements and have determined there are no additional Subsequent Events.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

This report on Form 10-Q and other reports filed by Continental Rail Corp. (“CRCX”, " we,” “us,” “our,” or the “Company”) from time to time with the U.S. Securities and Exchange Commission (collectively, the “Filings”) contain or may contain forward-looking statements and information that are based upon beliefs of, and information currently available to, the Company’s management as well as estimates and assumptions made by Company’s management. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. When used in the filings, the words “anticipate,” “believe,” “estimate,” “expect,” “future,” “intend,” “plan,” or the negative of these terms and similar expressions as they relate to the Company or the Company’s management identify forward-looking statements. Such statements reflect the current view of the Company with respect to future events and are subject to risks, uncertainties, assumptions, and other factors, including the risks contained in elsewhere in this report, relating to the Company’s industry, the Company’s operations and results of operations, and any businesses that the Company may acquire. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may differ significantly from those anticipated, believed, estimated, expected, intended, or planned.

OVERVIEW

We are a rail transportation holding company. Our operations will be conducted through two divisions:

•	rail freight division, and
•	rail rolling stock leasing division.

Our rail freight division intends to acquire strategic short line and regional freight railroads, initially with revenues in the range of $2 million to $10 million annually. Our rail rolling stock leasing division will seek to existing rail car and locomotive leasing companies and/or directly purchase rolling stock for lease to railroads. This division will also seek to acquire rail-related service companies to partner with our freight railroad operations. We also expect to provide management and advisory services to rail entities in matters involving transportation and logistics, marketing, engineering, finance and regulatory matters.

Our company was originally formed in 1998 and has been engaged in a number of different businesses. Most recently, between 2011 and June 2013 we were a shell company focused on researching and identifying potential merger and acquisition opportunities. In December 2012 we entered into an agreement with TBG, a company whose shareholders include Mr. Marino, Jr. and Mr. Hart, executive officers and directors of our company, under which we engaged TBG to provide various consulting and advisory services, including assisting us in the identification of potential merger or acquisition targets.

In pursuit of our business plan, in July 2013 we acquired TMS, a company which provides railroad consulting services. In addition, in December 2013 we updated the business plan for the acquisition of short-line and regional freight railroads and establish a rail rolling stock leasing division.

Historically, we have funded our operating expenses from proceeds received from the sale of equity securities, as well as advances from TBG, a related party. In addition to the capital necessary to implement our business plan set forth above, we need to raise between $250,000 and $300,000 of working capital to provide sufficient funds to continue our operations for the next 12 months. While we have been able to raise working capital through the sale of our securities in private transactions in the past, we do not presently have any commitments for this working capital and there are no assurances that we will be successful in raising any of this necessary amount. We expect that TBG will continue to make working capital advances to us to pay our operating expenses until such time as we are able to raise this additional capital. If for any reason, however, it should cease making these advances and we are unable to raise the additional capital, we would be unable to continue our business.

In addition to short-term capital to fund our operating expenses until we are able to begin generating revenues, we will need to raise significant additional capital to fund the acquisitions of short line or regional freight railroads or rolling stock or locomotives for lease to railroads. We estimate the acquisition cost for each railroad will be between $5 million and $15 million, and we will need to raise an additional $100 million to fund the purchase of a fleet of 5,000 rail cars and 150 locomotives for our rolling stock division. We do not presently have any firm commitments for this capital and there are no assurances we will be successful in obtaining all or any portion the necessary capital.  Even if we are able to raise this necessary capital, we estimate that it could take between six and 12 months from the receipt of the capital to locate and negotiate the first acquisition.

Once we have closed one or more acquisitions, we expect to generate revenues from the operation of existing rail car leases through our rail rolling stock division. Additional revenues will result from consulting and advisory services to operators. These consulting services may also result in contracts for the operation and shippers. Our primary operating costs are expected to be the cost of due diligence to investigate and acquire profitable companies that meet our criteria. Additional costs will include legal, audit and professional services necessary to include these operations and file the required regulatory SEC and other filings.

PLAN OF OPERATION

We are in the early stages of implementing our business model and we presently do not own any short line or regional freight railroads or any rolling stock for lease to railroads or shippers. During the next 12 months, our planned activities include:

•

completing the negotiation and closing the first contract to manage the fleet of rail cars. We will continue to focus our efforts on securing management contracts which will permit us to generate revenues without the need to raise capital to acquire railroads or rolling stock. We are currently in late stage discussions with an entity which is negotiating the purchase of a fleet of rail cars for which we would provide management services. We presently anticipate a contract to be signed and revenue to commence late first quarter 2015 to the second quarter 2015. Once the contract is signed, we will need approximately $57,000 in capital to fund the initial start up expenses for the contract, including salaries, travel, legal and accounting expenses, until we begin generating revenues from the contract which we expect to be approximately 60 to 90 days from the date of the contract. We will seek to raise the necessary capital from debt or equity financings, although we do not have any commitments and there are no assurances we will able to raise all or a portion of the funds in this fashion.  In the event we cannot raise the funds from debt or equity financings, TBG has agreed to advance the funds to us;

•

once we have secured the first management contract, we will seek to obtain three to five additional management contacts during the next 12 months. We are focusing our efforts initially on securing these management contracts as we believe this strategy enables us to more quickly generate revenues while we continue to seek the necessary financing which will enable us to purchase or lease rolling stock. We expect the start up expenses for additional management contracts will be funded from our internal cash flow;

•

our operational efforts to date have also included identifying acquisition targets, early stage discussion with these targets, establishing a relationship with a financing source and debt and/or equity capital raising activities. During the second and third quarters of 2015, subject to the availability of sufficient capital, we will seek to close an acquisition of a short line railroad. Our efforts in connection with this transaction will include both negotiating the terms of an acquisition agreement and securing the commitment from third-party lenders to provide the funds necessary to consummate the acquisition. As described elsewhere herein, our internal analysis estimates the purchase price of a typical short line railroad which we may target to be at least $5 million. However, as of the date of this prospectus, we are not a party to any agreements or understanding regarding a potential acquisition nor do we have any firm commitments to provide the necessary financing; and

•

lastly, during the next 12 months we will expand our infrastructure to hire additional management and administrative personnel to both support our expected growth and our public company reporting obligations.

RESULTS OF OPERATION

Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Month Periods Ended September 30, 2013

Revenue

We did not generate any revenues during the first nine months of 2014. In the first nine months of 2013, our revenues were related to a one-time contract to provide rail inspection and consulting services to a third party.

Our total operating expenses decreased 20.98% in the first nine months of 2014 as compared to the first nine months of 2013. Included in this decrease was a decrease of $74,465 in professional fees associated with legal and accounting. The decrease was offset by an increase of $46,888 in the management fee paid to TBG which reflects the contractual terms of our agreement with it, along with a decrease of $77.894 in selling, general and administrative expenses as office expenses decreased. In addition, payroll expenses decreased $156,876 as one employee left the company. Other operating expenses increased $95,000 during the nine months ended September 30, 2014.

We did not generate any revenues during the three months ended September 31, 2014 and 2013.

Our total operating expenses decreased 70.43% in the three months ended September 30, 2014 as compared to the three months ended September 30, 2013. Included in this decrease was a decrease of $185,232 in professional fees associated with legal and accounting. The decrease was offset by an increase of $5,813 in the management fee paid to TBG which reflects the contractual terms of our agreement with it, along with a decrease of $49,488 in selling, general and administrative expenses as office expenses declined. In addition, payroll expenses decreased $156,876 as one employee left the company.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, total current assets were $544 as compared to $45,479 on December 31, 2013. The decrease in total current assets was attributable to cash used in operations during the first quarter of 2014. Total current liabilities increased 53% at September 30, 2014 from December 31, 2013 as a result of increases in accounts payable – related party, accrued expenses – related party and accounts payable, offset by a decrease in accrued expenses.

For the year ended December 31 2013, we raised $363,551 from the sale of 2,318,222 shares of our common stock in private offerings. We raised an additional $3,340 during the first nine months of 2014.

Net cash used in operating activities for the first nine months of 2014 was $48,276 as compared to net cash provided of $11,713 for the first nine months of 2013. This change primarily results of our increased net loss from operations and decreases in working capital from non-cash charges in our balance sheet.

Net cash provided by financing activities for the first nine months of 2014 was $3,340 as compared to $98,100 in the first nine months of 2013.

At September 30, 2014 we had a working capital deficit of $965,775 as compared to a working capital deficit of $408,418 at December 31, 2013. We acknowledge that current operations may not allow our company to generate positive working capital in the near future.

Our primary source of capital to develop and implement our business plan has been from private placements of our securities. During the years ended December 31, 2013 and 2012, we generated approximately $363,551 and $53,000 from the sale of shares of our common stock.

As described earlier in this section, we will require additional financing to pay fund our operations, make the acquisitions necessary to expand the company and generate sales and cash flow. Our independent auditors report for the year ended December 31, 2013 includes an explanatory paragraph strategy that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern. While we are seeking to raise additional financing, either loans or additional securities or offerings, there can be no assurance that additional financing will be available to us when needed, on favorable terms or otherwise. Moreover, any such additional financing may dilute the interests of existing stockholders. The absence of additional financing, when needed, could cause our company to delay implementation of its business plan in whole or in part, curtail its business activities and seriously harm our prospects.

GOING CONCERN

We have incurred net losses of $4.57 million since inception through September 30, 2014. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2013 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

COMMITMENTS AND CONTINGENCIES

In April, 2014 the Company entered into a car mark usage agreement related to the intended purchase certain railcars to be used in its leasing operation.  The Company was unable to fulfill its obligation under the agreement and has accrued $95,000 which amount represents its maximum liability under the agreement. The Company is working with the vendor to mitigate the liability.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to revenue recognition and accounts receivable allowances. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 1 to our unaudited financial statements appearing elsewhere in this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

Except for litigation described in the pending legal matters footnote there is no other litigation. Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 15, 2014, the Company issued 100,000 shares of its common stock valued at $0.45 per share ($45,000) as compensation to a third party for services rendered under a consulting agreement. The recipient was an accredited investor or otherwise sophisticated investor who had access to business and financial information concerning the Company. The issuance was exempt from registration under the Securities Act in reliance on an exemption provided by Section 4(a)(2) of that act.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINES SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

Exhibits:

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document **
101.PRE	XBRL Taxonomy Extension Presentation Linkbase **
101.LAB	XBRL Taxonomy Extension Label Linkbase **
101.DEF	XBRL Taxonomy Extension Definition Linkbase **
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase **

———————

*

Filed herewith.

**

To be filed by within the earlier of 30 days from the due date or filing date of this report pursuant to the grace period provided for the filing of the first interactive data exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Continental Rail Corp.

Dated: December 1, 2014	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: December 1, 2014	By:	/s/ John H. Marino Jr.
John H. Marino Jr.
Chief Executive Officer, principal executive officer