Form 10-Q/A
period 2014-09-30
CONTINENTAL RAIL CORP
filed 2014-12-16
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Continental Rail Corp. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014, filed with the Securities and Exchange Commission on December 1, 2014 (the “Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) and to correct typographical errors the Company noted to the September 30, 2014 Balance Sheet and Statement of Cash Flows, Three Month Ended September 30, 2014 Statement of Operations and the December 31, 2013 section of the Changes in Stockholders Equity, and do not change the financial outcome of the Company for the periods reported.

No other changes have been made to the Form 10-Q. This Amendment No.1 to the Form 10-Q speak as of the filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	Unaudited
ASSETS

CURRENT ASSETS:
Cash	$544	$45,479
Total Current Assets	544	45,479

Total Assets	$544	$45,479

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - related party	$241,952	$103,456
Accounts payable	233,265	58,936
Accrued expenses - related parties	452,770	247,683
Accrued expenses	38,334	43,822

Total Current Liabilities	966,321	453,897

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, ($0.001 par value, 1,000.000 shares authorized; 600,000 issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	600	600
Common Stock ($0.001 Par Value; 750,000,000 shares authorized; 37,872,068 shares and 37,752,068 issued and outstanding at September 30, 2014 and December 31, 2013, respectively)	37,871	37,751
Additional paid-in capital	3,606,557	3,558,337
Accumulated deficit development stage	(3,016,912)	(3,016,912)
Accumulated deficit	(1,593,893)	(988,194)

Total Stockholders' Deficit	(965,777)	(408,418)

Total Liabilities and Stockholders' Deficit	$544	$45,479

See accompanying notes to these condensed consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	For the Nine Months Ended		For the Three Months Ended
	September 30		September 30
	2014	2013	2014	2013

Revenues	$—	$42,500	$—	$—

Operating Expenses
Professional fees	225,041	299,506	70,781	256,013
Professional fees - related party	136,888	90,000	35,813	30,000
Management fee - related party	1,250	37,219	—	19,753
Payroll and payroll related expenses	113,806	270,682	46,829	173,272
Other selling, general and administrative	33,714	111,608	4,081	53,569
Other operating expenses	95,000	—	—	—

Total Operating Expenses	605,699	809,015	157,504	532,607

Loss From Operations	(605,699)	(766,515)	(157,504)	(532,607)

Other Income (Expenses)
Interest expense	—	(9,132)	—	—

Total Other Income (Expense)	—	(9,132)	—	—

Net loss before provision for income taxes	(605,699)	(775,647)	(157,504)	(532,607)
Provision for income taxes	—	—	—	—
Net Loss	$(605,699)	$(775,647)	$(157,504)	$(532,607)

Net loss per common share - basic and diluted	$(0.02)	$(0.02)	$(0.00)	$(0.02)
Weighted average number of common shares outstanding - basic and fully diluted	37,789,614	34,347,492	37,768,318	33,921,507

See accompanying notes to these condensed consolidated financial statements

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2014 (Unaudited) and For the Years Ended December 31, 2013 and 2012

	Series A Voting		Convertible					Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	During the		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Development	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit	(Deficit)

Balance at December 31, 2011	3,100,000	$3,100	—	$—	13,030	13	$2,506,553	$(2,865,005)	$—	$(355,339)

Issuance of common stock in connection with debt conversion ($0.06 - $0.20 per share)	—	—	—	—	117,500	118	20,932	—	—	21,050

Issuance of common stock for cash ($2.00 per share)	—	—	—	—	26,500	27	52,973	—	—	53,000

Issuance of preferred stock for services ($0.001 per share) - related party	1,900,000	1,900	—	—	—	—	—	—	—	1,900

Net loss for the year 2012	—	—	—	—	—	—	—	(151,907)	—	(151,907)

Balance at December 31, 2012	5,000,000	$5,000	—	$—	157,030	$158	2,580,458	$(3,016,912)	—	$(431,296)

Cancellation of Preferred Series A voting shares	(5,000,000)	(5,000)	—	—	—	—	5,000	—	—	—

Issuance of Series A convertible preferred shares - related parties	—	—	600,000	600	—	—	—	—	—	600

Issuance of common stock in connection with debt conversion	—	—	—	—	20,000	20	183,220	—	—	183,240

Issuance of common stock in connection with debt conversion - related party	—	—	—	—	1,150,000	1,150	113,850	—	—	115,000

Issuance of common stock for services ($0.001 per share) - related party	—	—	—	—	31,020,000	31,020	8,980	—	—	40,000

Issuance of common stock for cash ($0.05 - $0.45 per share)	—	—	—	—	2,318,222	2,317	361,233	—	—	363,550

Issuance of common stock for services ($0.10 - $0.45 per share)	—	—	—	—	3,086,816	3,086	305,596	—	—	308,682

Net loss for the year 2013	—	—	—	—	—	—	—	—	(988,194)	(988,193)

Balance at December 31, 2013	—	$—	600,000	$600	$37,752,068	$37,751	$3,558,337	$(3,016,912)	$(988,194)	$(408,418)

(Continued)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended September 30, 2014 (Unaudited) and For the Years Ended December 31, 2013 and 2012 (Continued)

	Series A Voting		Convertible					Deficit
	Preferred Stock		Preferred Stock		Common Stock		Additional	During the		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Development	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stage	Deficit	(Deficit)

Balance at December 31, 2013	—	$—	600,000	$600	$37,752,068	$37,751	$3,558,337	$(3,016,912)	$(988,194)	$(408,418)

Issuance of common stock for cash ($0.17 per share)	—	—	—	—	20,000	20	3,320	—	—	3,340

Issuance of common stock for services ($0.45 per share)	—	—	—	—	100,000	100	$44,900	—	—	45,000

Net loss for the 9 months ended September 30, 2014	—	—	—	—	—	—	—	—	(605,699)	(605,699)

Balance at September 30, 2014 (Unaudited)	—	$—	600,000	$600	37,872,068	$37,871	$3,606,557	$(3,016,912)	$(1,593,893)	$(965,777)

See accompanying notes to these condensed consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	For the Nine Months Ended
	September 30
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(605,699)	$(775,647)
Adjustments to reconcile loss from operations to net cash flows used in operating activities:
Stock-based compensation - related party	—	512,582
Issuance of common stock for services	45,000	—
Increase (Decrease) in:
Accounts payable - related parties	138,495	38,817
Accounts payable	174,330	642
Accrued expenses - related parties	205,088	122,781
Accrued expenses	(5,489)	112,757
Overdraft liability	—	(219)
Net Cash Flows Provided by (Used in) Continuing Operations	(48,275)	11,713

Net Cash Flows Used in Operating Activities	(48,325)	11,713

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in par value	—	(4,400)
Proceeds from issuance of common stock	3,340	102,500
Net Cash Flows Provided by Financing Activities	3,340	98,100

Net Increase (Decrease) in Cash	(44,935)	109,813

Cash - beginning of period	45,479	—

Cash - end of period	$544	$109,813

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of debt for common stock	$—	$128,550
Conversion of accrued interest payable for stock	$—	$45,558
Conversion of accrued expenses - related party to common stock	$—	$126,034
Issuance of common stock for services	$45,000	$—

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $605,699 and net cash used in operations of $48,275 for the nine months ended September 30, 2014, and a working capital and stockholders' deficit of $965,777 at September 30, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINES SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION.

None

ITEM 6.

EXHIBITS.

Exhibits:

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer *
101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

———————

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Continental Rail Corp.

Dated: December 16, 2014	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: December 16, 2014	By:	/s/ John H. Marino Jr.
John H. Marino Jr.
Chief Executive Officer, principal executive officer