Form 10-K
period 2014-12-31
CONTINENTAL RAIL CORP
filed 2015-04-30
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-194337

Continental Rail Corp.

(Exact name of registrant as specified in its charter)

Nevada	33-0964127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 East Commercial Blvd., Suite Ph-D Fort Lauderdale, Florida	33308
(Address of principal executive offices)	(Zip Code)

954-440-4678

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☑  No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filed	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2014, was $13,746,456.

As of April 24, 2015 there were 37,872,068 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS

CONTINENTAL RAIL CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

OTHER PERTINENT INFORMATION

We maintain our web site at www.continentalrailcorporation.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this prospectus the terms “Continental Rail", the "Company," "we", "us", "our" and similar terms refer to Continental Rail Corp., a Nevada corporation, and its subsidiaries, including Transportation Management Services, Inc. a Michigan corporation which we refer to as TMS, Continental Rail Holdings Corp. a Nevada corporation which we refer to as Continental Rail Holdings (CRHC), Continental Rail Leasing, Corp., a Florida corporation which we refer to as Continental Rail Leasing (CRLC) and Continental Rail Leasing Corp., an Alberta Canada extra-provincial corporation. In addition, “2013” refers to the year ended December 31, 2013, “2014” refers to the year ended December 31, 2014, and “2015” refers to the year ending December 31, 2015.

All share and per share information presented in this prospectus gives effect to the 1:200 reverse stock split of our outstanding common stock effective July 25, 2013.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding, among other things, matters associated with:

•	our ability to continue as a going concern,
•	our history of losses which we expect to continue,
•	the significant amount of liabilities due related parties,
•	our ability to raise sufficient capital to fund our company,
•	our ability to integrate acquisitions and the operations of acquired companies,
•	the limited experience of our management in the operations of a public company,
•	potential weaknesses in our internal control over financial reporting,
•	increased costs associated with reporting obligations as a public company,
•	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,
•	the ability of our board of directors to issue preferred stock without the consent of our stockholders,
•	our management controls the voting of our outstanding securities,
•	the conversion of shares of Series A preferred stock will be very dilutive to our existing common stockholders, and
•	risks associated with our status as an emerging growth company.

This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this report including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Form 10-K generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation.

PART I

ITEM 1.  BUSINESS.

Overview

We are a freight rail transportation holding company. Our operations will be conducted through two divisions:

•	railroad freight division, and
•	rail rolling stock leasing division.

Our railroad freight division plans to acquire strategic short line and regional freight railroads, initially with revenues in the range of $2 million to $10 million annually. Post-acquisitions, we expect to grow the acquired railroads’ revenue and income base through innovative and efficient operations, combined with strategic marketing initiatives. These expectations, however, are highly anticipatory in nature, are subject to a number of assumptions and may not be achievable by us. After an initial platform has been established, we expect to seek to acquire railroads with much larger scale.

We expect that our rail rolling stock leasing division will pursue acquisitions of existing rail car and locomotive leasing companies and/or directly purchase rolling stock for lease to our freight railroads as well as third party rail customers. Our rail rolling stock leasing division will seek to acquire rail-related service companies to partner with our freight railroad operations. These rail-related service companies include railroad equipment, maintenance, supply, parts, repair, manufacturing and construction firms.

We also expect to provide management and advisory services to rail entities in matters involving transportation and logistics, marketing, engineering, finance and regulatory matters. These services will be provided through our Continental Rail Holdings subsidiary.

In pursuit of our business plan, in July 2013 we acquired TMS, a company which provides railroad consulting services. The principal of TMS was John H. Marino, Jr., who currently is an executive officer and director of our company. TMS offers a wide variety of consulting services for operational areas of a short line railroad, including railroad operations, railroad real estate and maintenance of way. During 2013 TMS consulted with an industrial customer regarding its desire to reactive an abandoned railroad. Following its acquisition, we have integrated TMS into our Continental Rail Holdings subsidiary, which is our railroad freight division.

We are in the early stages of implementing our business model and we presently do not own any short line or regional freight railroads or any rolling stock or locomotives for lease to railroads. To date, our operational efforts have included identifying acquisition targets, early stage discussion with these targets, establishing a relationship with a financing source and equity capital raising activities. We have also focused our efforts on securing management contracts which will permit us to generate revenues without the need to raise capital to acquire railroads or rolling stock.

In order to acquire railroads and rolling stock, we will need to raise significant capital. Our current activities with respect to capital raise are focused on institutional lenders, funds and banks that can assist in providing the necessary funding for the acquisition of short line railroads. Additional efforts have been made to obtain funding for the leasing of rail cars though financial institutions that specialize in this type of funding.

While we have been, and continue to be, engaged in early and late stage discussions with a number of potential acquisition targets and funding sources, we are not a party to a binding agreement with any target or funding sources and there are no assurances we will ever reach that stage.  Accordingly, while our business plan remains unchanged, as a result of our nominal assets and nominal operations we meet the definition of a "shell company" under Federal securities laws.

Our business strategy

Our goal will be to provide customers with a total suite of transportation services focused on exceptional customer service, safe rail operations, tailored transportation solutions, professional and reliable service, and strong partnerships with the communities we serve.

Our rail freight division will seek to acquire short line and regional freight railroad acquisitions in North America. Subject to the availability of sufficient capital, we plan to make two to four acquisitions per year during our first five years of operation. With over 560 short line and regional railroads in the U.S., we believe that there are significant opportunities to acquire attractive rail properties from Class I railroads, industrial corporations and independently owned short line railroad owners. Our management’s experience is that many industrial corporations seek to spin off the railroad assets as a way to monetize their investment or divest a non-core business, while independent short line owners often seek a strategic exit. Class I railroads, seeking to improve efficiency, are continuing to “right-size” their properties by divesting non-core, low density lines.

With these numerous opportunities, our management has utilized its industry knowledge and experience to identify multiple viable acquisition opportunities. Management is targeting railroads with annual revenues in the range of $2 million to $10 million.

We will target rail lines that have strong earnings before income taxes, depreciation and amortization, or EBITDA, margins and consistent, predictable growth. We believe that these potential acquisitions must have certain characteristics, including:

•	a solid customer base;
•	the ability to locate new customers on the line;
•	a solid infrastructure and low capital needs;
•	rail operating ratios better than the industry average;
•	ancillary opportunities on the line, such as a right of way for cable access; and
•	a dedicated and motivated work force

Once acquired, we expect to be able to improve the acquired rail operations through one or more of the following factors:

•

Increase line density/carloads per mile: We expect that our marketing will be conducted in four stages. First, every shipper on the line will be interviewed, with the focus on bringing business back to the railroad that had been switched to truck. We will seek to accomplish this through more competitive pricing and better service levels, such as on-demand service as opposed to scheduled service. Second, we will seek to increase the number of carloads currently shipped by existing customers, again through better pricing and service, and incentive pricing. Third, we will seek out new customers near the rail line, to which we can provide a new siding, transloading facility or other transportation alternatives. Lastly, we will work with industrial development representatives in the local communities to have new shippers relocate on the rail line.

•

Improve customer service: Our customer service efforts will be headed by regional sales personnel, and supplemented by the local railroad management. In addition, we will require that each general manager meet periodically with every major shipper to assess their need for the coming year as part of the budget process. Finally, we expect to provide rail service on demand, rather than scheduled service which we believe will enable us to augment our rail services to meet individual customer needs, thereby gaining a competitive advantage over Class I railroads that typically employ a rigid scheduled service that may be less convenient to the customer and may fail to meet changing customer demands.

•

Improve safety: We will follow a model that places a high degree of importance on safety. A safety director will be appointed to reduce the incidence of accidents per track mile, with the goal of lower insurance costs as well as decreased personal injury and property costs associated with accidents.

•

Achieve lower operating costs: Through our internal analysis of variable and discretionary expenses, and the examination of redundant and avoidable costs, we expect to implement a focused budgeting process that seeks to lower overall operating costs on acquired rail lines. Typically, Class I railroads are burdened with maintenance standards that are greater than the short lines. For example, trains operated by Class 1 railroads operate at faster speeds to stay on schedule, which requires higher line maintenance standards and high horsepower locomotives. Short lines, on the other hand, can operate at speeds necessary only to reach an interchange point on time. This allows the short line to utilize low horsepower, typically less expensive, locomotives and to maintain the line to match the lower speeds. In addition, Class I railroads incur labor costs which are greater than those of short line railroads due to union contracts that dictate higher rates and more restrictive work rules. Although some short lines employ unionized labor, generally the labor rates are substantially lower than those of Class I railroads, and its work rules permit cross-functionality. For example, an individual worker can operate the train, perform maintenance tasks, or complete office work – all on the same day.

•

Achieve price increases: Base rate per carload is often determined at the time the line is acquired from the prior owner or Class I railroad. Thereafter, the rate can increase through one or more mechanisms including a pre-determined percentage, implementation of the rail cost adjustment factor (“RCAF”), which is a rail-specific consumer price index adjustment, and/or direct negotiation between the shipper, the Class I railroad and the owner of the short line railroad. The rate can also be supplemented by surcharges such as a fuel surcharge. Typically rates are increased on an annual basis.

•

Rationalization of assets: Railroads often possess unneeded real estate, buildings, and equipment. If, based upon our internal analysis the acquired company has excess assets, we expect to sell those assets.

•

Integration of corporate functions: Once multiple railroad assets have been purchased, corporate functions such as accounting, purchasing and legal will be consolidated at the corporate level to eliminate redundancies.

We are not a party to any agreements or letters of intent related to any railroad acquisitions as of the date of this prospectus. Based upon our internal analysis, we believe the average acquisition costs for each railroad will range from $5 million to $15 million. We expect to fund acquisitions through equity and debt financings. Our ability to consummate any acquisition, however, is dependent on our ability to raise the necessary capital. As we do not have any firm commitments for any capital, the timing of these proposed acquisitions is unknown as this time.

Rail rolling stock leasing division

Subject to the availability of capital, our rail rolling stock leasing division will pursue acquisitions of existing rail car and locomotive leasing companies and/or directly purchase rolling stock for lease to our railroads and to our rail customers. We expect to lease the equipment to our rail customers, other railroads and third party rail customers. Our goal is to grow the rolling stock fleet through a cascaded leasing program as dictated by customer demand. Our strategy is to seek financing whereby the asset is retained by the financing company and we will manage, operate and maintain the leased rail cars. This division will also seek to acquire rail-related service companies including railroad equipment, maintenance and repair firms. We also expect to provide management and advisory services to rail entities in matters involving transportation and logistics, marketing, engineering, finance and regulatory matters. We do not, however, currently have any rolling stock, locomotives or rail customers.

Based upon our internal analysis, we believe that there are significant opportunities in the rail equipment market. According to the AAR, in 2012 there were 1.2 million rail cars in the U.S. fleet.  The trend has been for the larger Class I railroads to lease equipment due to the high cost of maintaining equipment. Small railroads often lease equipment due to capital constraints. In 2009, according to the AAR, Class I railroads owned or operated approximately 24,700 locomotives, while the small railroads owned or operated 4,050 locomotives. Railroads both large and small often resort to leasing locomotives to cover peak or seasonal traffic demands or to minimize capital outlays.

Subject to the availability of sufficient capital, we anticipate building a fleet of rail freight cars for lease of approximately 5,000 units, and a locomotive lease fleet of approximately 150 units. While small in comparison to larger leasing company fleets, we intend to pursue market opportunities where agreements are customized to serve specific customer needs – not in direct competition with larger fleets served by companies such as GE Rail Car, GATX, Wells Fargo, and others. Many larger car and locomotives lessors will occasionally reduce their fleets in order to concentrate on specific equipment types. We believe that this practice will create opportunities for our company, permitting us to focus on customers requiring smaller equipment orders or unique equipment types.

We have established contacts with a number of potential sellers of rolling stock, as well as companies interested in maintaining our fleet at such time as we have acquired rolling stock. We plan to partner with mechanical service providers to repair and maintain our equipment at an expected lower cost than the large Class I railroads and leasing companies, who often have higher labor costs due to union work rules and wages.

As of the date of this report, however, we have not entered into any firm agreement with any companies to either purchase or maintain rolling stock. We expect that the cost to acquire this fleet will be approximately $100 million. However, as our ability to implement this portion of our business plan is dependent upon raising the necessary capital, and as we do not presently have firm commitments for the capital, we are unable at this time to project when we may be able to make the first of the necessary acquisitions to accomplish this goal.

We will seek to configure financial and operational structures to meet a wide variety of customer requirements, including full-service, net, and per diem lease arrangements with both short- and long-term options, sale/lease-back, like-kind exchanges, and upgrade and modification programs. We expect to offer both capital and operating leases, depending upon the customer and their specific needs. Generally, a capital lease gives the lessee all of the economic benefits and risk of the leased property. These contracts usually cannot be cancelled and the lessee is responsible for the upkeep of the equipment. Capital leases usually amortize the value of the equipment over the life of the lease. An operating lease is also known as a full service lease and is written for less than the life of the equipment and the lessor is responsible for all the maintenance and servicing. The operating lease usually can be cancelled if the equipment becomes obsolete or redundant.

Many factors affect the earnings of rail car leasing companies, including new car purchases, the number of car leased and leasing rates. New cars are purchased during, or in anticipation of, strong economic periods and when tax laws favor equipment investments. Many times utilization rates are determined by the state of the economy. The most important factor in utilization rates is having the correct fleet composition. Our goal will be to have a diversified fleet to minimize underutilization of the fleet.

We will seek to drive increased volume through our leasing model, which will include a combination of both rail cars and rail locomotives; however, we will avoid cars that transport hazardous materials and require substantial maintenance for the equipment life span. We expects to purchase the rolling stock from other leasing companies, financial institutions, railroads and shippers.

Executing our business strategy and our capital needs

We believe that there are a number of factors driving our perceived opportunities in the short line railroad industry. With over 560 short line railroads in the U.S., there are numerous opportunities to acquire short line rail properties from Class I railroads, industrial corporations and independently-owned short line railroad owners. We believe that many industrial corporations will seek to spin off the railroad assets as a way to monetize their investment or divest a non-core business, while independent short line owners will often seek a strategic exit. We also believe that Class I railroads, seeking to improve efficiency, may be continuing to “right-size” their properties by divesting non-core, low density lines. We also believe that there are significant opportunities in the rail equipment market. The trend has been for the larger Class I railroads to lease equipment rather than own due to the high cost of maintaining such equipment.

We were in late stage discussions with an entity which was negotiating the purchase of a fleet of rail cars for which we would provide management services. If we were not successful in securing this contract, we could not raise the capital needed to fulfill our obligations under it.

In order to pursue the acquisitions of railroads and rolling stock, we will need to raise significant additional capital. We estimate we will need between $5 million and $15 million of capital to purchase a short-line or regional railroad, and approximately $100 million to purchase our target fleet of rail freight cars for lease of approximately 5,000 units, and a locomotive lease fleet of approximately 150 units. Our current activities with respect to capital raising are focused on institutional lenders, funds and banks that can assist in providing the necessary funding for the acquisition of short line railroads. Additional efforts have been made to obtain funding for the leasing of rail cars through financial institutions that specialize in this type of funding.

On September 11, 2013 the company announced that it had engaged an energy and infrastructure investment banking firm, Taylor-DeJongh Ltd., which we refer to as TDJ, to assist us with developing a freight rail car acquisition finance program. TDJ provides independent financial advisory services to a global clientele in the development, structuring, negotiating and financing of major capital investments and has offices in Washington DC, London and Dubai. Under the terms of this agreement, TDJ received 2 million shares of the company’s common stock. In addition, under the terms of this initial agreement we were obligated to pay TDJ additional compensation upon the successful conclusion of financing. The term of this initial agreement has expired and no transaction occurred which obligated us to pay TDJ any additional compensation. We continue to work with TDJ on an informal basis, however, we have not entered into a new agreement with that company at this time and there are no assurances we will do so in the future.

We continue to make efforts in identifying acquisition targets and outlining the terms under which a successful can be made. These terms include management and key personal retention, financing structures and timeframes. Our ability, however, to consummate one or more acquisitions is wholly-dependent on our ability to raise the necessary capital.

Competition

We expect to experience competitive pressure in both our rail freight division, and our rail rolling stock leasing division. In our rail freight division, we will compete in the identification and acquisition of target companies with a number of companies, both large and small. Within this division, our acquired companies will compete with companies that operate in the same regions.

A significant number of our competitors will have greater name recognition and are better capitalized than we are. Our ability to effectively compete in the acquisition of target companies will be dependent upon establishing a credible base in the industry, commencing with our first acquisition, and the ability to continue and expand its operations. These factors, together with the acquired company management, will be the principal factors enabling us to compete in the operation of our acquired railroad properties. Our ability to effectively compete in our rail rolling stock leasing division will be dependent upon identifying target acquisitions and obtaining the necessary capital. There are no assurances we will ever be able to effectively compete in our markets in the future.

Government regulation

Regulations impacting our operations

Our operations will be subject to regulation by:

•	Surface Transportation Board (STB);
•	Federal Railroad Administration (FRA);
•

federal agencies, including the United States Department of Transportation (DOT), Occupational Safety and Health Administration (OSHA), Mine Safety and Health Administration (MSHA) and Transportation Security Administration (TSA), which operates under the Department of Homeland Security (DHS);

•	state departments of transportation; and
•	some state and local regulatory agencies.

The STB is the successor to certain regulatory functions previously administered by the Interstate Commerce Commission (ICC). Established by the ICC Termination Act of 1995, the STB has jurisdiction over, among other things, certain freight rates where there is no effective competition, extension or abandonment of rail lines, the acquisition of rail lines and consolidation, merger or acquisition of control of rail common carriers. In limited circumstances, the STB may condition its approval of an acquisition upon the acquirer of a railroad agreeing to provide severance benefits to certain subsequently terminated employees. The FRA, DOT and OSHA have jurisdiction over safety, which includes the regulation of equipment standards, track maintenance, handling of hazardous shipments, locomotive and rail car inspection, repair requirements, operating practices and crew qualifications. The TSA has broad authority over railroad operating practices that have implications for homeland security. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in ways not preempted by federal law.

The STB launched wide-ranging proceedings to explore whether to expand rail regulation. The STB has not taken further action and denied a petition seeking one form of “access” regulation that would impact railroads' ability to limit the access of other rail service providers to their rail infrastructure. Several bills were introduced in the United States Senate in early 2011 that would expand the regulatory authority of the STB and could include new antitrust provisions. Additionally, a two-year DOT study on the impact of a possible increase in federal truck size and weight limits, which commenced in 2012, could result in subsequent federal legislation. The majority of the actions under consideration and pending are directed at Class I railroads; however, we continue to monitor these proposed bills. The outcome of these initiatives could impact regulation of railroad operations and future prices for our rail services at such time as we commence operations, which could undermine the economic viability of our company as well as threaten the service we will be able to provide to our future customers.

In 2010, the FRA issued final rules governing the installation of positive train control (PTC) by the end of 2015. Although still under development, PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident.

Our future operations will also be subject to various federal, state, provincial and local laws and regulations relating to the protection of the environment. These environmental laws and regulations, which are implemented principally by the United States Environmental Protection Agency (EPA) and comparable state agencies, govern the management of hazardous wastes, the discharge of pollutants into the air and into surface and underground waters and the manufacture and disposal of certain substances. The primary laws which we expect will affect our operations are the Resource Conservation and Recovery Act, regulating the management and disposal of solid and hazardous wastes, the Clean Air Act, regulating air emissions, and the Clean Water Act, regulating water discharges. We expect to also be indirectly affected by environmental laws that impact the operations of our customers.

Jumpstart Our Business Startups Act

In April 2012, the Jumpstart Our Business Startups Act, or the JOBS Act, was enacted into law. The JOBS Act provides, among other things:

•	exemptions for “emerging growth companies” from certain financial disclosure and governance requirements for up to five years and provides a new form of financing to small companies;
•

amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Securities Exchange Act of 1934;

•	relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;
•	adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and
•

exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act of 1933 and exemption of such sales from state law registration, documentation or offering requirements.

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering, or IPO, of common equity securities was effected after December 8, 2011 and the company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an “emerging growth company” after the earliest of:

•	the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more,
•	the completion of the fiscal year of the fifth anniversary of the company's IPO;
•	the company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period, or
•	the company becoming a "larger accelerated filer" as defined under the Securities Exchange Act of 1934.

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact our company are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an “emerging growth company” pursuant to the Securities Act of 1933 will differ from registration statements filed by other companies as follows:

•	audited financial statements required for only two fiscal years;
•	selected financial data required for only the fiscal years that were audited and
•	executive compensation only needs to be presented in the limited format.

However, the requirements for financial disclosure provided by Regulation S-K promulgated by the rules and regulations of the SEC already provide certain of these exemptions for smaller reporting companies. Currently a smaller reporting company is not required to file as part of its registration statement selected financial data and only needs to include audited financial statements for its two most current fiscal years with no required tabular disclosure of contractual obligations. Upon the effectiveness of the registration statement of which this prospectus is a part, we will be considered a smaller reporting company for SEC reporting purposes.

The JOBS Act also exempts a company's independent registered public accounting firm from having to comply with any rules adopted by the Public Company Accounting Oversight Board, or PCAOB, after the date of the JOBS Act's enactment, except as otherwise required by SEC rule. The JOBS Act further exempts an “emerging growth company” from any requirement adopted by the PCAOB for mandatory rotation of a company’s accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the company's independent registered public accounting firm to file a report on the company's internal control over financial reporting, although management of the company is still required to file its report on the adequacy of the company's internal control over financial reporting, unless the company is otherwise exempt from this requirement based upon its status as a smaller reporting company. Section 102(a) of the JOBS Act exempts “emerging growth companies” from the requirements in §14A(e) of the Securities Exchange Act of 1934 for companies with a class of securities registered under that act to hold shareholder votes for executive compensation and golden parachutes; smaller reporting companies are not subject to this requirement.

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of research reports on the “emerging growth company’s” IPOs.

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act of 1933, on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a road show.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standard. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of the transition period.

Employees

As of April 24, 2015 we employed one full-time employee who is an executive officer. With each acquisition, it is our intention to maintain existing management, whenever possible, thereby eliminating the necessity of hiring and training new personal.

Our history

We were incorporated under the laws of the state of Nevada in December 1998 under the name IP Gate, Inc. In December 2002, we entered into a share exchange agreement and merged with Action Stocks, Inc., a Nevada corporation. Under the terms of the agreement, the original shareholders of IP gate retained ownership of their shares and Action Stocks shareholders received 14.25 shares of the surviving corporation for each share they owned prior to the merger. The management of the former Action Stocks became the officers and directors of the surviving corporation, which then changed its name to Action Stocks, Inc. On June 1, 2003 we changed our name to Specialized Home Medical Services, Inc. as a result of the acquisition of Classic Health Systems Inc. which continued as a wholly owned subsidiary. The combined company operated a durable medical equipment business, licensed though the Federal Drug Administration, and billed patients though Medicare, Medicaid and private insurance. On January 3, 2006 the officers and directors resigned in favor of a new board and the incoming President and CEO purchased a block of treasury stock, and became the majority shareholder. Immediately following this change of control, the new management added another wholly owned subsidiary, South East Stamp Sales, LLC in order to expand the company’s operations. This new subsidiary provided cataloging and valuation services for auction companies. In December 2007, the durable medical equipment business and inventory was sold for cash to a similar business operating in the same market, due to declining sales. We changed our name to IGSM Group, Inc. in October 2007 to reflect its diverse operations and the removal of the medical related business. The South East Stamp Sales, LLC subsidiary continued operations until December 2009, when it lost the majority of its business due to an economic downturn at its primary customer. The company attempted to engage in an internet technology business through a licensing or acquisition strategy, but it was unsuccessful. We were a shell company from 2011 until our acquisition of TMS in July 2013. We changed our name to Continental Rail Corp effective July 1, 2013.

ITEM 1A.  RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this annual report before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

Our auditors have raised substantial doubts as to our ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $4.7 million at December 31, 2014.  At April 24, 2015 we had approximately $140 of cash on hand. While we generated minimal revenues in 2013, we did not generate any revenues in 2014 and we continue to experience operating losses. Currently, our burn rate is approximately $10,000 per month. We have been and expect to continue funding our business until, if ever, we generate sufficient cash flow to internally fund our business, with and through sales of our securities and working capital advances from TBG. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will continue to increase and we will continue to incur substantial losses, which we estimate at approximately $700,000 per year, including approximately $400,000 of non-cash expenses, in future periods until we are successful in generating revenues sufficient to pay our operating expenses. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. There are also no assurances we will be able to raise additional working capital or that TBG will continue to advance funds to us for working capital. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have incurred net losses since inception and we expect our operating expenses to increase significantly in the foreseeable future.

We incurred net losses of $684,086 and $988,193 for the years ended December 31, 2014 and 2013, respectively, and we used cash of $48,441 in operations in 2014. We anticipate that our operating expenses will continue to increase substantially in the foreseeable future as we continue to implement our business plan. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot be certain that we will be able to attain or increase profitability on a consistent and substantial basis. Even if we are successful in the development of our company, our success will depend upon our ability to finance the acquisition of short line and regional freight railroads as well as the leasing or acquisition of rail cars and will also be dependent on our ability to raise capital. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations will suffer, which would, in all likelihood, cause investors to lose their entire investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms, if at all. If we cannot raise additional capital as needed, our ability to continue our operations and/or grow our company could be in jeopardy.

Capital is needed for the effective development and expansion of our business. Our future capital requirements, however, depend on a number of factors, including our ability to internally grow our revenues, free cash flow and achieve significant and consistent profitability, manage our business and control our expenses. Our near term capital needs are between $250,000 and $300,000 which will provide us with sufficient funds to pay our operating expenses for the next 12 months. Our longer term capital needs will vary depending upon the number of acquisitions we are able to undertake. We do not have any firm commitments to provide any additional capital and we anticipate that we will have certain difficulties raising capital given the limited operating history of our company. Accordingly, we cannot assure you that additional working capital to satisfy either our short-term or long-term working capital requirements will be available to us upon terms acceptable to us, if at all. If we are subsequently unable to raise additional funds as needed, our ability to implement our business plan and grow our company will be in jeopardy and investors risk losing their entire investment.

Because our chief financial officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our chief financial officer, Mr. Timothy Hart, does not devote his full time and attention to our business and operations. Mr. Hart presently devotes approximately 30 hours a week of his business time to our affairs. It is possible that the demands on Mr. Hart from his other obligations, including those associated with his obligations to TBG could increase with the result that he would devote even less time to the management of our business. In addition, Mr. Hart may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.  In these events, our ability to fully implement our business plan could be adversely impacted until such time as we were able to hire a full-time chief financial officer.

A significant amount of our accounts payable and accrued expenses are due a related party.  The repayment of these obligations could create a conflict of interest which may not be resolved in our favor and may adversely impact our operations in future periods.

At December 31, 2014 we owed related parties $779,641 in accounts payable and accrued expenses.  These obligations represented 75% of our total liabilities at December 31, 2014. Accounts payable expenses – related parties, represents amounts we owe TBG as compensation for services under the terms of a business advisory services agreement and accrued expenses – related party represents amounts TBG has advanced us for working capital. These obligations are due on demand and we do not presently have sufficient capital to repay these obligations. Until such time, if ever, that we are able to raise additional working capital we expect the amounts due these related parties will continue to increase. Prospective investors should keep in mind that they will have no say in the timing of the repayment of these related party obligations. Assuming we are able to raise additional working capital, it is possible that the related parties may request that we reduce or repay these obligations at a time when the use of funds for that purpose are not in the best interests of our company. Actual or perceived conflicts of interest between TBG and our company’s other stockholders could arise which the Board may not resolve in a manner which is in our best interests.

There are no assurances we will be able to fully implement our business plan. In that event, our ability to continue as a going concern would be in jeopardy.

The success of our business plan depends on our ability to identify and close acquisitions of short-line railroads. While we believe our management’s experience in our business provides a benefit to us in the identification, structure and closing of these proposed transactions, we will need to raise significant additional capital to fund the transactions. As we are a small company with a limited history of operations, our abilities to access the necessary capital are limited. If we are unable to fully implement our business plan, it is likely that our stockholders will lose their entire investment in our company.

If we are unable to attract and retain sufficient personnel, our ability to operate and grow our company will be in jeopardy.

We will be required to hire and retain skilled employees at all levels of our operations in a market where such qualified employees are in high demand and are subject to receiving competing offers. We believe that there is, and will continue to be, intense competition for qualified personnel in our industry, and there is no assurance that we will be able to attract or retain the personnel necessary for the management and development of our business. Turnover can also create distractions as we search for replacement personnel, which may result in significant recruiting, relocation, training and other costs, and can cause operational inefficiencies as replacement personnel become familiar with our business and operations. The inability to attract or retain employees currently or in the future may have a material adverse effect on our business, financial condition and results of operations.

Any potential future acquisitions may subject us to significant risks, any of which may harm our business.

Our long-term strategy includes identifying and acquiring companies in our industry with operations that compliment ours. Acquisitions would involve a number of risks and present financial, managerial and operational challenges, including:

•	diversion of management attention from running our existing business,
•	increased expenses including legal, administrative and compensation expenses related to newly hired employees,
•	increased costs to integrate the technology, personnel, customer base and business practices of the acquired company with our own,

•	potential exposure to material liabilities not discovered in the due diligence process,
•	potential adverse effects on our reported operating results due to possible write-down of goodwill and other intangible assets associated with acquisitions, and
•	acquisition financing may not be available on reasonable terms or at all.

Any acquired business, technology, service or product may significantly under-perform relative to our expectations, and we may not achieve the benefits we expect from our acquisitions. For all these reasons, our pursuit of an acquisition may cause our actual results to differ materially from those anticipated.

Our management has limited experience in operating a public company.

Our executive officers and directors have limited experience in the management of a publicly traded company. Our management team may not successfully or effectively manage our transition to a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage to us in that it is likely that an increasing amount of their time will be devoted to these activities which will result in less time being devoted to the management and growth of our company. It is possible that we will be required to expand our employee base and hire additional employees, such as a chief financial officer experienced in public company financial reporting, to support our operations as a public company which will increase our operating costs in future periods.

RISKS RELATED TO OUR COMMON STOCK

The market for our common stock is extremely limited and sporadic.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “CRCX”. The market for our common stock is extremely limited and sporadic and the last trade for our common stock was on March 31, 2015. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Market is not a stock exchange, and trading of securities in the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange such as Nasdaq or the NYSE MKT. Accordingly, stockholders may have difficulty reselling any of their shares.

The tradability of our common stock is limited under the penny stock regulations which may cause the holders of our common stock difficulty should they wish to sell the shares.

Because the quoted price of our common stock is less than $5.00 per share and we do not meet certain other exemptions, our common stock is considered a “penny stock,” and trading in our common stock is subject to the requirements of Rule 15g-9 under the Securities Exchange Act of 1934. Under this rule, broker/dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements. The broker/dealer must make an individualized written suitability determination for the purchaser and receive the purchaser’s written consent prior to the transaction. SEC regulations also require additional disclosure in connection with any trades involving a “penny stock,” including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and its associated risks. These requirements severely limit the liquidity of securities in the secondary market because few broker or dealers are likely to undertake these compliance activities and this limited liquidity will make it more difficult for an investor to sell his shares of our common stock in the secondary market should the investor wish to liquidate the investment. In addition to the applicability of the penny stock rules, other risks associated with trading in penny stocks could also be price fluctuations and the lack of a liquid market.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over us.

Our Articles of Incorporation allows us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

The ability of our principal stockholders, including our CEO, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

Our principal holder of our common stock and the holders, including our CEO, of our Series A preferred stock, which votes on an “as-converted” basis together with shares of our common stock as a single class, have approximately 68% voting control. Because of their stock ownership, they are in a position to significantly influence membership of our board of directors, as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

The conversion of our outstanding Series A preferred stock would result in the issuance of an additional 56,400,000 shares of common shares. Accordingly such “market overhang” could adversely impact the market price of our common stock.

We have 600,000 shares of Series A preferred stock outstanding, the majority of which are held by our Chairman, CEO and CFO and a second principal stockholder, which can be presently converted into 59.8% of the total common shares of common stock following conversion. The conversion of the shares of Series A preferred stock into common stock will be dilutive to our existing stockholders.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as the rules enacted by the SEC, the stock exchanges, including the New York Stock Exchange, NYSE MKT and the Nasdaq Stock Market require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges. Our common stock is quoted in the over the counter market and we are not presently required to comply with many of the corporate governance provisions. Because we chose to avoid incurring the substantial additional costs associated with voluntary compliance, we have not yet adopted these measures.  We do not currently have independent audit or compensation committees. As a result, directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations as a result thereof.

If it should be determined we are a shell company, certain provisions of Federal securities laws would not be available to us and our stockholders would be unable to rely on Rule 144.

Rule 405 of the Securities Act of 1933 defines a "shell company" as a company with no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents, or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Shell companies are subject to expanded and accelerated reporting and disclosure obligations, and are not eligible to use certain forms of registration statements, among other restrictions. While we do not believe we meet the definition of a shell company, it is possible that the staff of the Securities and Exchange Commission could challenge our belief. Any determination by the staff of the SEC that we are a shell company would materially and adversely impact our ability to implement our business plan as currently structured. For instance, we would be required to provide “Form 10” type disclosure and audited financial statements for any company we may acquire within four days of the closing of the transaction as opposed to 71 days if we were not deemed to be a shell company. This accelerated filing requirement for audited financial statements for the acquired target could make it more difficult to consummate an acquisition which would enable us to begin generating revenues. In addition, our stockholders would be unable to rely upon Rule 144 for the resale of unregistered shares of our common stock, including shares covered by our effective resale registration statement should that registration statement not remain current under the SEC rules, until “Form 10” information has been on file for one year. The lack of availability of Rule 144 to our stockholders would limit their ability to resell our shares.

We are an “emerging growth company” under the Jobs Act of 2012, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 , or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933 for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result of this election, our financial statements may not be comparable to other companies that comply with the effective dates of certain accounting standards for public companies. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile, should a market for our stock develop of which there are no assurances.

Our status as an “emerging growth company” under the Jobs Act of 2012 may make it more difficult to raise additional capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

ITEM 2.  PROPERTIES.

We do not own any real property. We maintain office space at 2929 East Commercial Blvd., Suite PH-D, Fort Lauderdale, Florida 33308, pursuant to the terms of a commercial office lease providing for rental payments of $1,200 per month. The term of the office rented from TBG is on a month to month basis.

ITEM 3.  LEGAL PROCEEDINGS.

On February 8, 2014, a complaint was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (CACE 14-002567 Division 08) entitled Monkey Rock Group, Inc., John A. Dent and Martha Dent vs. Continental Rail Corporation, TBG Holdings Corporation and others. The complaint alleges that the management and operational personnel at Monkey Rock were improperly and fraudulently transferred to our company, and that the railroad acquisition operations of Monkey Rock were thereafter conducted instead through our company. The plaintiff seeks compensatory and punitive damages. The defendants deny the allegations and will vigorously defend the matter.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable to our Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the OTCQB under the symbol “CRCX”.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTC Markets:

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$3.00	$1.80
Second Quarter	$2.00	$1.01
Third Quarter	$2.00	$1.05
Fourth Quarter	$1.05	$1.05

Fiscal Year Ended December 31, 2013
First Quarter	$0.30	$2.00
Second Quarter	$1.40	$2.00
Third Quarter	$1.10	$1.26
Fourth Quarter	$1.01	$0.40

The last sale price of our common stock on April 24, 2015 was $0.49 per share.

Holders

As of April 13, 2015, 37,872,068 shares of common stock are issued and outstanding. As of April 13, 2015 there were approximately 412 record holders of our common stock. A majority of our common stock are held in “street name” or by beneficial holders, whose shares are held of record by banks, brokers, and other financial institutions.

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer. Their address is 4045 S Spocor Suite 403, Las Vegas, NV 89119 and their telephone number at that location is 702-361-3033.

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

•	We would not be able to pay our debts as they become due in the usual course of business; or
•

Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

Recent Sales of Unregistered Securities

None, except as previously reported.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Continental Rail Corp. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with financial statements and the accompanying notes to the financial statements included in this Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Plan of Operations

We are in the early stages of implementing our business model and we presently do not own any short line or regional freight railroads or any rolling stock for lease to railroads or shippers. During the next 12 months, our planned activities include:

•

completing the negotiation and closing the first shortline railroad. We will continue to focus our efforts on securing management contracts which will permit us to generate revenues without the need to raise capital to acquire railroads or rolling stock. We are presently in talks with several shortline railroads. We will seek to raise the necessary capital from debt or equity financings, although we do not have any commitments and there are no assurances we will able to raise all or a portion of the funds in this fashion.  In the event we cannot raise the funds from debt or equity financings;

•

once we have our first acquisition we will seek to acquire three to five other shortline railroads;

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

Going Concern

We have incurred net losses of $4.69 million since inception through December 31, 2014. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Revenue

We did not generate any revenues during the year of 2014. In 2013, our revenues were related to a one-time contract to provide rail inspection and consulting services to a third party.

Our total operating expenses decreased 33% in 2014 as compared to 2013. Included in this decrease was a decrease of $136,078 in professional fees associated with legal and accounting. The decrease was offset by an increase of $54,125 in the management fee paid to TBG which reflects the contractual terms of our agreement with it, along with a decrease of $29,965 in selling, general and administrative expenses as office expenses decreased. In addition, payroll expenses decreased $226,817 as one employee left the company.

Liquidity and capital resources

As of December 31, 2014, total current assets were $378 as compared to $45,479 on December 31, 2013. The decrease in total current assets was attributable to cash used in operations during 2014. Total current liabilities increased 130% at December 31, 2014 from December 31, 2013 as a result of increases in accounts payable – related party, accrued expenses – related party and accounts payable, offset by a decrease in accrued expenses.

For the year ended December 31 2013, we raised $363,551 from the sale of 2,318,222 shares of our common stock in private offerings. We raised an additional $3,340 during 2014.

Net cash used in operating activities for 2014 was $48,441 as compared to $318,072 for 2013. This change primarily results of our increased net loss offset by increases in accounts payable, accounts payable – related parties and accrued expenses – related parties.

Net cash provided by financing activities for the first six months of 2014 was $3,340 as compared to $363,551 in 2013.

At December 31, 2014 we had a working capital deficit of $1,044,164 and cash on hand of $378.  Our primary source of capital to develop and implement our business plan has been from advances from related parties and, in 2013, private placements of our securities.

We do not have sufficient capital to fund our current operating expenses for the next 12 months.  As described earlier in this section, we will require additional financing to pay fund our operations, make the acquisitions necessary to expand the company and generate sales and cash flow. Our independent auditors report for the year ended December 31, 2014 includes an explanatory paragraph strategy that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern. While we are seeking to raise additional financing, either loans or additional securities or offerings, there can be no assurance that additional financing will be available to us when needed, on favorable terms or otherwise. Moreover, any such additional financing may dilute the interests of existing stockholders. The absence of additional financing, when needed, could cause our company to delay implementation of its business plan in whole or in part, curtail its business activities and seriously harm our prospects.

Possible impact of the JOBS Act on our financial statements

Section 107 of the JOBS Act provides that an “emerging growth company” such as our company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result of this election, our financial statements may not be comparable to other companies that comply with the effective dates of certain accounting standards for public companies.

Recent accounting pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to the allowance for doubtful accounts and the valuation of warrants that are deemed to be not indexed to our common stock. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 3 to our consolidated financial statements appearing elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2014 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as a result of material weaknesses.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our directors and executive officers and their respective ages and titles are as follows:

Name	Age	Position(s) and Office(s) Held
Timothy S. Hart	56	Chairman of the Board, Chief Financial Officer, director
John H. Marino, Sr.	74	Vice Chairman of the Board, director
John H. Marino, Jr.	43	Chief Executive Officer, director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Timothy S. Hart. Mr. Hart has served as our Chief Financial Officer and member of our board of directors since December 2012. Mr. Hart has over 30 years of accounting and finance experience. Since July 2013 Mr. Hart has been the CFO and a director of Monkey Rock Group, Inc. (OTC Markets: MKRO). Since January 2014 Mr. Hart has been the CFO and a director of Vanell, Corp. (OTC Markets: VANL). Mr. Hart has held the position of CFO of TBG Holdings Corporation since March 2012 and a director since September 9, 2013. In addition, Mr. Hart holds the position of CFO of TBG Investment Partners, LLLP since October 2, 2013. Mr. Hart has been providing accounting and consulting services through R3 Accounting LLC, a private accounting firm he formed in 2008. He consulted extensively with the RailAmerica, Inc., a NYSE-listed holding company for short line and regional railroads in the U.S. which was acquired by Fortress Investment Group in 2007, during its initial public offering and assisted the company with governmental compliance. Mr. Hart’s firm also provided consulting, strategic tax planning and compliance, and acquisition audits for Patriot Rail Corp., a Boca Raton, Florida based company which is an operator of short line and regional railroad in the U.S. Mr. Hart served as Chief Financial Officer of Alternative Americas Fuels, Inc. (OTCBB: AFAI) from August 2011 until February 2012. Mr. Hart holds B.A.s in Accountancy, Economics and Business Administration from Thomas More College, and has been a certified public accountant since 1984. Mr. Hart devotes approximately 30% of his time to our business and operations.

John H. Marino, Jr. Mr. Marino has served as a member of our board of directors and Chief Executive Officer since June 2013. From 1999 until our acquisition of the company in June 2013, he served as President of Transportation Management Services, Inc. (TMS), our wholly owned subsidiary. Prior to joining TMS, Mr. Marino served as the Director of Real Estate at Patriot Rail Corp., a Boca Raton, Florida based company which is an operator of short line and regional railroads in the U.S. While at Patriot Rail Corp., his responsibilities included management and development of railroad real estate including industrial development as well as rights-of-way management of all easements and encroachments. Mr. Marino holds a B.S. in International Business from American University in Washington D.C. He is a member of the City Tavern Club in Washington D.C. and a member of The Foreign Policy Discussion Group. Mr. Marino, Jr. is the son of Mr. Marino, Sr.

John H. Marino, Sr. Mr. Marino has been a member of our board of directors since July 2013. Mr. Marino’s railroad career spans over 40 years. He was a co-founder, President, and Chief Operating Officer of RailAmerica, Inc. In 1983, Mr. Marino formed TMS, a consulting firm we acquired in June 2013 which provides management consulting services to government agencies, shippers, and railroads, specializing in the development of strategic plans, economic feasibility studies and market research. Prior to the formation of TMS, Mr. Marino served with DeLeuw, Cather and Company as a Civil Engineer (from 1965 to 1966); with the Reading Railroad as an Industrial Engineer (from 1966 to 1968); with A.T. Kearney, Inc. as a Management Consultant (from 1968 to 1973); and with Seatrain Steamship Lines as Manager, Industrial Engineering (from 1973 to 1974). In 1974, Mr. Marino joined the U.S. Railway Association, where, as Chief of Operations Planning, he assisted in the preparation of the final system plan for Conrail, which was implemented in 1976. Since 1976, Mr. Marino has participated in the founding and management of several short line/regional railroads and has served as an advisor on rail transportation matters to shipper, railroads, equipment suppliers and governmental agencies. Mr. Marino has served as a Director of the American Short Line and Regional Railroad Association(from 1996 to 1999), and as an appointed member of the Railroad-Shipper Transportation Advisory Council of the Surface Transportation Board, U.S. Department of Transportation(from 1998 to 2002). He is a member of the American Society of Civil Engineers, the Institute of Transportation Engineers and the National Defense Transportation Association. Mr. Marino received his B.S. in Engineering from Princeton University and his M.S. in Transportation Engineering from Purdue University. He is a licensed professional engineer and served as an officer with the U.S. Army Corps of Engineers from 1961 to 1968. Mr. Marino has served, as Vice Chairman of the board of directors since July, 2013 Mr. Marino, Sr. is the father of Mr. Marino, Jr.

There are no family relationships between any of our executive officers and directors, other than as set forth above. Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Corporate governance

Board of directors

The board of directors oversees our business affairs and monitors the performance of management. In accordance with our corporate governance principles, the non-management member of our board of directors do not involve themselves in day-to-day operations. The non-management director keeps himself informed through discussions with our Chief Executive Officer and our Chief Financial Officer, and by reading the reports and other materials that we send him and by participating in board of directors meetings. Directors are elected for a one year term and hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the shareholders.

We do not have a policy regarding the consideration of any director candidates, which may be recommended by our stockholders, including the minimum qualifications for director candidates, nor has our board of directors established a process for identifying and evaluating director nominees. Further, when identifying nominees to serve as a director, while we do not have a policy regarding the consideration of diversity in selecting directors, we seek to create a board of directors that is strong in its collective knowledge and has a diversity of skills and experience with respect to accounting and finance, management and leadership, vision and strategy, business operations, business judgment, industry knowledge and corporate governance. We have not adopted a policy regarding the handling of any potential recommendation of director candidates by our stockholders, including the procedures to be followed. Our Board has not considered or adopted any of these policies as we have never received a recommendation from any stockholder for any candidate to serve on our board of directors. Given our relative size, we do not anticipate that any of our stockholders will make such a recommendation in the near future. While there have been no nominations of additional directors proposed, in the event such a proposal is made, all members of our Board will participate in the consideration of director nominees. In considering a director nominee, it is likely that our Board will consider the professional and/or educational background of any nominee with a view towards how this person might bring a different viewpoint or experience to our Board.

We have not established any committees, including an Audit Committee, a Compensation Committee or a Nominating Committee, or any committee performing a similar function. The functions of those committees are being undertaken by the board of directors as a whole. Because we do not have any independent directors, we believe that the establishment of these committees would be more form than substance.

Mr. Hart is considered an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

•	understands generally accepted accounting principles and financial statements,
•	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
•	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
•	understands internal controls over financial reporting, and
•	understands audit committee functions.

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

Board leadership structure and the Board’s role in risk oversight

The offices of Chairman of the Board and Chief Executive Officer are separated. Our Board believes our current structure provides independence and oversight and facilitates the communication between senior management and the full board of directors regarding risk oversight, which the Board believes strengthens its risk oversight activities. Moreover, the separation of Chairman of the board and Chief Executive Officer allows the Chief Executive Officer to better focus on his responsibilities of running the company, enhancing stockholder value and expanding and strengthening our business while allowing the Chairman of the Board to lead the Board in its fundamental role of providing independent oversight of management.

Risk is inherent with every business, and how well a business manages risk can ultimately determine its success. We face a number of risks, including liquidity risk, operational risk, strategic risk and reputation risk. Management is responsible for the day-to-day management of the risks we face, while the Board has responsibility for the oversight of risk management. In its risk oversight role, the board of directors has the responsibility to satisfy itself that the risk management processes designed and implemented by management are adequate and functioning as designed. To do this, the members of our board of directors meet regularly with management to discuss strategy and risks we face. Our Chief Financial Officer is also a member of the Board and is available to address any questions or concerns raised by the Board on risk management and any other matters.

Director independence

None of our directors is an “independent director” as defined in the Nasdaq Marketplace Rules.

Director qualifications

The following is a discussion for each director of the specific experience, qualifications, attributes or skills that our board of directors to conclude that the individual should be serving as a director of our company.

John H. Marino, Sr. – Mr. Marino Sr.’s experience in the founding, management and development of railroad assets were factors considered by the Board. Specifically, the Board viewed favorably his roles at RailAmerica Inc. and Patriot Rail Corp. in reaching their conclusion.

John H. Marino, Jr. – Mr. Marino Jr.’s experience in the management and development of railroad real estate as well as his experience were factors considered by the Board. Specifically, the Board viewed favorably his role in the founding of TMS and his roles at Patriot Rail Corp. in reaching their conclusion.

Timothy S. Hart – Mr. Hart’s wide-ranging experience dealing with SEC and other regulatory matters, such as initial and secondary public offerings, private placements and compliance with SEC reporting requirements, his experience working with banks, private investors and investment bankers in obtaining debt and/or equity financing and his significant experience with mergers and acquisitions, were factors considered by the Board in reaching their conclusion.

In addition to the each of the individual skills and background described above, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Director Compensation

We did not compensate our directors for their services on the Board during 2014 and 2013.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or Controller and any other persons performing similar functions. This code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and full, fair, accurate, timely and understandable disclosure in reports we file with the Securities Exchange Commission. A copy of this Code is available without charge upon written request to our Corporate Secretary at our principal executive offices.

 Compliance with Section 16(a) of the Exchange Act

As we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, our officers, directors and 10% or greater stockholders are not subject to compliance with Section 16(a) of the that act.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation recorded by us in the past two years for our principal executive officer, each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2014.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation (S)	All Other Compensation ($)	Total ($)
John H. Marino, Jr.,	2014	84,000	—	—	—	—	36,000	—	120,000
Chief Executive Officer (1)	2013	73,500	—	—	—	—	31,500	—	105,000

———————

(1)

Mr. Marino, Jr. has served as our Chief Executive Officer since June 2013.

Employment Agreements

Employment agreement with John H. Marino, Jr.

Effective June 25, 2013 we entered into an employment agreement with Mr. Marino, Jr. under which he was engaged to serve as our Chief Executive Officer. Under the terms of the agreement, he was also appointed to our board of directors. The employment agreement, which was for an unspecified term on an “at will” basis, provided that:

•	his base compensation was $7,000 per month, and
•	he is entitled to $3,000 per month deferred compensation, to be paid in a lump sum on the one year anniversary of the agreement provided that he remains an employee of our company.

Mr. Marino, Jr. is also entitled to receive quarterly bonuses for the added value and integration of acquisitions based upon a percentage of earnings before income taxes, depreciation and amortization (EBITDA) in amounts to be determined by the board of directors, of which he is a member. We agree to reimburse him for his out of pocket expenses incurred by him, and the agreement contained customary confidentiality, non-disclosure and non-circumvention language.   The employment agreement may be terminated by either party upon 30 days written notice, without notice by us should he have been in violation of the terms of the agreement, or by us upon his disability or for cause as defined in the agreement. In addition, at such time as our audited revenue exceeded $3 million, the agreement automatically terminates and his compensation was to be restructured.

Outstanding Equity Awards at Fiscal Year-End Table

The table below summarizes all unexercised options, stock that has not vested, and equity incentive plan awards for each named executive officer outstanding as of December 31, 2014.

	OPTION AWARDS					STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)

John H. Marino, Jr., Chief Executive Officer	—	—	—	—	—	—	—	—	—

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

At April 13, 2015 we had 37,872,068 shares of our common stock and 600,000 shares of our Series A preferred stock issued and outstanding, which represent our voting securities. Holders of our common stock are entitled to one vote per share and holders of our Series A preferred stock common stock are entitled to such number of votes equal to the number of shares of common stock into which the Series A preferred stock is convertible. Each share of Series A preferred is convertible into 94 shares of our common stock on a fully diluted basis.

The following table sets forth information regarding the beneficial ownership of both classes of our common stock as of April 13, 2015 by:

•

each person known by us to be the beneficial owner of more than 5% of either class of voting securities, assuming a conversion formula of 94 to 1 which means each one share of Series A preferred stock is entitled to 94 votes;

•	each of our directors;
•	each of our named executive officers; and
•	our named executive officers, directors and director nominees as a group.

Unless otherwise indicated, the business address of each person listed is in care of 2929 East Commercial Boulevard, PH-D, Fort Lauderdale, FL 33308. The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our securities outstanding on that date and all shares of our securities issuable to that holder in the event of exercise of outstanding options, warrants, rights or conversion privileges owned by that person at that date which are exercisable within 60 days of that date. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares owned by them, except to the extent that power may be shared with a spouse.

	Common stock		Series A preferred stock		% total voting power
Name and address of beneficial owner	Shares	% of class	Shares	% of class

John H. Marino, Sr. (1)	73,983	0.2%	42,000	7.0%	4.3%
John H. Marino, Jr. (2)	1,096,041	2.9%	180,000	30.0%	19.1%
Timothy S. Hart	—	—	180,000	30.0%	18.0%
All officers and directors as a group (three persons)	1,170,024	3.1%	402,000	67.0%	41.4%
Neil Swartz	—	—	180,000	30.0%	18.0%
TBG Holdings Corp. (3)	25,207,959	66.5%	—	—	26.7%
TBG Investment Partners LLLP (4)	1,000,000	2.6%	—	—	1.1%
Brosman Holdings Inc. (5)	1,800,000	4.8%	—	—	1.9%
Larry Coe (6)	685,028	1.8%	18,000	3.0%	2.5%

———————

(1)

The number of shares of our common stock owned by John H. Marino, Sr. includes 68,503 shares of our common stock owned by UA DTD 05/25/2012 JHM LIVING TRUST, where John H. Marino, Sr. is a trustee, and 5,480 common shares owned by Patricia Marino, the wife of John H. Marino, Sr.

(2)

The number of shares of our common stock owned by Mr. Marino, Jr. includes 1,096,041 shares of our common stock and 180,000 shares of our Series A preferred stock owned of record by Harrison Holdings, LLC which is controlled by Mr. Marino, Jr.

(3)

The directors and majority shareholders of TBG Holdings Corp., include Timothy S. Hart and Neil Swartz.

(4)

The majority shareholder in TBG Investment Partners LLP is TBG Holdings Corp.

(5)

Mr. Fadi Hallak is the controlling manager of Brosman Holdings Inc. and has voting and dispositive control over the shares held by that entity.

(6)

The number of shares of common stock beneficially owned represents shares owned by Laurence I. Coe Trust of which Mr. Coe is trustee.

Securities authorized for issuance under equity compensation plans

We have not adopted any equity compensation or similar plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Our former CEO from time to time, personally or through a company wholly-owned and controlled by him, provided advances to us for working capital purposes and received repayments. At any time a right of setoff existed between the CEO and his company's balances. At December 31, 2014 and 2013, we had a net payable to the former CEO of $-0- and $0, respectively. These advances were short-term in nature and non-interest bearing. During 2013 we issued 1,150,000 shares, of our common stock in satisfaction of these related party advances.

In June 2013 we entered into an agreement with TBG, Neil Swartz, Timothy Hart, Larry Coe, John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. which superseded a prior agreement with TBG. Under the terms of this agreement, as amended, TBG was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG also agreed to forgive $31,000 of working capital advances made to us. Under this agreement, we agreed to pay TBG a first month’s fee of $25,000 and thereafter a monthly fee of $10,000, and issued it 31,000,000 shares of our common stock valued at $31,000. Under the terms of the agreement we also issued an aggregate of 420,000 shares of our Series A preferred stock valued at $420 to four individuals who were related parties as well as parties to the June 2013 agreement as additional compensation for consulting and advisory services to be rendered to us. Finally, under the terms of the June 2013 agreement with TBG we issued 180,000 shares of our Series A preferred stock to John H. Marino, Jr., a related party, as consideration for the acquisition of TMS. At December 31, 2014 and 2013 we owed TBG $344,503 and $100,903, respectively in fees and expenses paid on our behalf.

In June 24, 2013 a lender which had lent us funds beginning in January 2010 assigned warrants it received in December 2010 to TBG for no consideration under the terms of a Conversion Agreement and Assignment of Warrants. These warrants expired in December 2013 unexercised.

We also utilize the services of a related party that provides accounting, tax and bookkeeping services to us. At December 31, 2014, we owed that related party $104,725 in fees.

Review, Approval and Ratification of Related Party Transactions

Given our small size and limited financial resources, we had not adopted formal policies and procedures for the review, approval or ratification of transactions with our executive officers, directors and significant shareholders. However, we intend that such transactions will, on a going-forward basis, be subject to the review, approval or ratification of our board of directors, or an appropriate committee thereof.

Director Independence

None of our directors are independent within the within the meaning of meaning of Rule 5605 of the NASDAQ Marketplace Rules.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees that were billed for the audit and other services provided by Baum & Company, P.A. for 2014 and 2013.

	2014	2013
Audit Fees	$10,000	$10,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$10,000	$10,000

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2014 were pre-approved by the entire board of directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm

•	Balance Sheets as of December 31, 2014 and 2013

•	Statements of Operations for the years ended December 31, 2014 and 2013

•	Statements of Stockholders’ Deficit For the Years Ended December 31, 2014 and 2013

•	Statements of Cash Flows for the years ended December 31, 2014 and 2013

•	Notes to Financial Statements

2. Exhibits

The exhibits listed in the Exhibit Index, which appears immediately following the signature page, are incorporated herein by reference, and are filed as part of this Form 10-K.

3. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Continental Rail Corp.

Dated: April 27, 2015	By:	/s/ John H. Marino, Jr.
John H. Marino, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Hart	Chairman of the Board of Directors, Chief Financial Officer, director, principal financial and accounting officer	April 27, 2015
Timothy S. Hart

/s/ John H. Marino, Sr.	Vice Chairman of the Board of Directors	April 27, 2015
John H. Marino, Sr.

/s/ John H. Marino, Jr.	Chief Executive Officer, director, principal executive officers	April 27, 2015
John H. Marino, Jr.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger filed December 31, 2002 (1)
3.3	Certificate of Amendment to the Articles of Incorporation filed December 31, 2002 (1)
3.4	Certificate of Amendment to the Articles of Incorporation filed June 23, 2003 (1)
3.5	Certificates of Amendment to the Articles of Incorporation filed July 25, 2003 (1)
3.6	Certificates of Amendment to the Articles of Incorporation filed March 30, 2005 (1)
3.7	Certificate of Amendment to the Articles of Incorporation filed October 29, 2007 (1)
3.8	Certificate of Amendment to the Articles of Incorporation filed May 14, 2009 (1)
3.9	Certificate of Amendment to the Articles of Incorporation filed August 26, 2009 (1)
3.10	Certificate of Amendment to the Articles of Incorporation filed September 10, 2010 (1)
3.11	Certificate of Amendment to the Articles of Incorporation filed July 12, 2011 (1)
3.12	Certificate of Change filed September 21, 2011 (1)
3.13	Certificate of Amendment to the Articles of Incorporation filed July 2, 2013 (1)
3.14	Certificates of Amendment to the Articles of Incorporation filed July 10, 2013 (1)
3.15	Bylaws (1)
3.16	Amended and Restated Articles of Incorporation filed June 17, 2014 (1)
10.1	Agreement dated June 25, 2013 by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (1)
10.2	Letter agreement dated May 27, 2013 by and between Continental Rail Corp. and Taylor-DeJongh International (1)
10.3	Employment Agreement effective June 27, 2013 by and between IGSM Group, Inc. and Wayne A. August + (1)
10.4	Employment Agreement effective June 25, 2013 by and between IGSM Group, Inc. and John H. Marino, Jr. + (1)
10.5	Amendment No. 1 to Agreement by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr.(1)
10.6	Independent Consultant Agreement dated October 2, 2013 by and between John M. Keasling and Continental Rail Corp. (1)
10.7	Amendment to Independent Consultant Agreement dated June 24, 2014, effective October 2, 2013 by and between Continental Rail Corp. and John M. Keasling (1)
14.1	Code of Business Conduct and Ethics (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

———————

(1)

Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-194337, as amended.

+

Management contract or compensatory plan arrangement.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Continental Rail Corp.

We have audited the accompanying balance sheets of Continental Rail Corp. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Continental Rail Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Rail Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has suffered recurring losses from operations and has a significant amount of accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company PA

Miami Beach, FL

April 24, 2015

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

BALANCE SHEETS

	December 31,
	2014	2013

ASSETS

CURRENT ASSETS:
Cash	$378	$45,479
Total Current Assets	378	45,479

Total Assets	$378	$45,479

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - related party	$274,276	$103,456
Accounts payable	226,568	58,936
Accrued expenses - related parties	505,365	247,682
Accrued expenses	38,333	43,822

Total Current Liabilities	1,044,542	453,896

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000.000 authorized; 600,000 issued and outstanding at December 31 2014 and December 31, 2013	600	600
Common Stock ($0.001 Par Value; 750,000,000 shares authorized; 37,872,068 and 37,752,068 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively)	37,872	37,752
Additional paid-in capital	3,606,557	3,558,337
Accumulated deficit	(4,689,193)	(4,005,106)

Total Stockholders' Deficit	(1,044,164)	(408,417)

Total Liabilities and Stockholders' Deficit	$378	45,479

See accompanying notes to these consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013

Net Sales	$—	$42,500
Cost of Goods Sold	—	—
Gross Profit	$—	$42,500

Operating Expenses
Professional fees	$235,466	$371,534
Professional fees - related party	169,725	115,600
Management fee - related party	1,250	—
Stock-based consulting - related party	—	37,383
Payroll and payroll related expenses	146,101	335,535
Other selling, general and administrative	131,545	161,509

Total Operating Expenses	684,087	1,021,561

Loss From Operations	(684,087)	(979,061)

Other Income (Expense):
Interest expense	—	(9,132)

Total Other Income (Expense)	—	(9,132)

Net Loss	$(684,087)	$(988,193)

Net loss per common share - basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares outstanding during the periods - basic and diluted	37,807,876	34,221,480

See accompanying notes to these consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

For the Years Ended December 31, 2014 and 2013

	Series A Voting
	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2012	5,000,000	$5,000	157,030	$158	$2,580,458	$(3,016,913)	$(431,297)

Retire Series A voting preferred shares	(5,000,000)	(5,000)	—	—	5,000.00	—	—

Issuance or Series A convertible preferred shares - related parties	600,000	600	—	—	—	—	600

Issuance of common stock in connection with debt conversion	—	—	20,000	20	183,220	—	183,240

Issuance of common stock in connection with debt conversion - related party	—	—	1,150,000	1,150	113,850	—	115,000

Issuance of common stock for services ($0.001 per share) - related party	—	—	31,020,000	31,020	8,980	—	40,000

Issuance of common stock for cash ($0.05 - $0.45 per share)	—	—	2,318,222	2,318	361,233	—	363,551

Issuance of common stock for services ($0.10 - $0.45 per share)	—	—	3,086,816	3,086	305,596	—	308,682

Net loss for the year 2013	—	—	—	—	—	(988,193)	(988,193)

Balance at December 31, 2013	600,000	$600	37,752,068	$37,752	$3,558,337	$(4,005,106)	$(408,417)

Issuance of common stock for cash ($0.17 per share)	—	—	20,000	20	3,320		3,340

Issuance of common stock for services ($0.45 per share)	—	—	100,000	100	44,900		45,000

Net loss for the year 2014	—	—	—	—	—	(684,087)	(684,087)

Balance at December 31, 2014	600,000	$600	37,872,068	$37,872	$3,606,557	$(4,689,193)	$(1,044,164)

See accompanying notes to these consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(684,087)	$(988,193)
Adjustments to reconcile loss from operations to net cash flows used in operating activities:
Stock-based compensation - related party	—	40,600
Stock-based compensation	45,000	308,682
(Increase) Decrease in:
Security deposit	—	901
Due from related party	(100)	—
Increase (Decrease) in:
Accounts payable - related parties	170,920	32,131
Accounts payable	167,632	35,858
Accrued expenses - related party	257,683	247,682
Accrued expenses	(5,489)	5,488
Overdraft liability	—	(219)
Accrued interest payable	—	(1,002)
Net Cash Flows Used in Continuing Operations	(48,441)	(318,072)

Net Cash Flows Used in Operating Activities	(48,441)	(318,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	3,340	363,551
Net Cash Flows Provided by Financing Activities	3,340	363,551

Net Increase (Decrease) in Cash	(45,101)	45,479
Cash - beginning of year	45,479	—
Cash - end of year	$378	$45,479

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$—	$—
Income Taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of 100,000,shares of Common Stock for consulting services	$45,000	$—
Issuance of 1,086,816 shares of Common Stock for services related party	$—	$108,682
Issuance of 2,000,000 shares of Common Stock for consulting services	$—	$200,000
Issuance of 31,020,000 shares of Common Stock for services related party	$—	$40,000
Issuance of 600,000 shares of Preferred Stock for services related party	$—	$600
Cancellation of 5,000,000 shares of Series A Preferred Stock	$—	$5,000
Issuance of 20,000 shares of Common Stock for conversion of debt	$—	$183,240
Issuance of 20,000 shares of Common Stock for conversion of related party debt	$—	$115,000

See accompanying notes to these consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

Note 1 – Organization and Nature of Operations

Continental Rail Corp (the "Company") was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. In 2002, IP Gate, Inc. changed its name to Action Stocks, Inc. and on June 23, 2003, Action Stocks, Inc. changed its name to Specialized Home Medical Services, Inc. Through December 2006 the Company was in the durable medical equipment business through its subsidiary Classic Health, and from January 3, 2006 to June 30, 2009 was in the business of cataloguing and valuing stamps through its South East Stamp Sales subsidiary. On October 29, 2007, Specialized Home Medical Services, Inc. changed its name to IGSM Group, Inc. During 2011 and 2012 the Company focused on researching and identifying potential merger and acquisition opportunities for investment and operating. Late December 2012, the Company contracted the services of TBG Holdings Corporation who assisted with restructuring the Company ("TBG") into a short line and regional freight railroad holding company that will selectively invest in short line and regional freight railroad properties and railroad rolling stock. On July 10, 2013 the Company changed its name to Continental Rail Corp.

The Company has two wholly-owned subsidiaries, Continental Rail Leasing Corp (a Florida corporation) and Transportation Management, Inc., (a Michigan corporation). These subsidiaries are currently inactive.

On 4th April 2014, the Company registered Continental Rail Leasing, Corp., an Alberta Canada extra-provincial corporation, in order to conduct railcar leasing business in Canada. The subsidiary has a registered office in Calgary Alberta at the office of our registered agent. The entity is referred to as Continental Rail Leasing Corp Canada (CRLC-Canada).

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $684,087 and net cash used in operations of $48,441 for the year ended December 31, 2014, and a working capital and stockholders' deficit of $1,044,164 at December 31, 2014. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

Cash and Cash Equivalents

The Company maintains cash balances at two financial institutions. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at December 31, 2014.

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

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

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

The following are the hierarchical levels of inputs to measure fair value:

•	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2: Inputs reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3: Unobservable inputs reflecting the Company's assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participant assumptions that are reasonably available.

The Company's financial instruments consisted primarily of accounts payable, accrued liabilities, amounts due to related parties, and debt. The Company's debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company's financial instruments generally approximated their fair values as of December 31, 2014 due to the short-term nature of these instruments

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

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

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

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

On July 2, 2013, 600,000 shares were issued to various individuals for services and acquisition of TMS as follows:

1)	180,000 shares of the Series A Convertible Preferred Stock were issued to the former Chairman for services rendered to the Company and were valued at the fair value on the date of grant, $180.00.

2)	180,000 shares of the Series A Convertible Preferred Stock were issued to the Treasurer and CFO for services rendered to the Company and were valued at the fair value on the date of grant, $180.00.

3)	60,000 shares of the Series A Convertible Preferred Stock were issued to two employees for services rendered to the Company and were valued at the fair value on the date of grant, $60.00.

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

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2014 AND 2013

Between March 19, 2013 and June 30, 2013 the Company sold 1,855,000 shares of its Common Stock through a Private Placement Memorandum (PPM) for a total of $168,740. The shares were sold at a price ranging from $0.05/share to $0.125/share. This PPM has been closed out.

In July, 2013 a new PPM was issued offering 2,000,000 common shares at $0.45/share to investors who meet CRC's suitability standards. Maximum to be raised is $900,000. Between July 1, 2013 and December 31, 2013 the Company has sold 463,222 shares for a total of $208,050.

In December 2013, the Company issued 20,000 shares of Common Stock to a related party for services. The stock was valued at $0.45 per share.

In January 2014, the company issued 20,000 shares of its Common Stock through for cash at a price of $0.17/share.

On July 15, 2014, the Company issued 100,000 shares of its Common Stock to an outside consultant at a consideration of $0.45/ share as per the amended independent consulting agreement dated June 24, 2014.

Note 5 – Related Party Transactions

Due to Related Parties

From time to time the Company converted the related party advances into the Company's Common Stock. (See Note 4 (b) for the conversion of advances on June 23, 2013.)

On December 18, 2012, the Company entered into a two year agreement with TBG Holdings, Inc. ("TBG") to provide certain administrative services and other business advisory services. The agreement called for a fee $45,000 fee for administrative services. In addition the terms of the agreement, called for the Company to pay TBG for business advisory services as follows: $25,000 for the first month and $10,000 per month thereafter until the services have been completed. At December 31, 2014 the Company owes TBG Holdings, Inc. $344,503 in fees and expenses paid on the Company's behalf.

In 2013 Company entered into an additional agreement with TBG, whereby certain terms of the December 18, 2012 agreement have been superseded. In consideration for administrative services to be rendered, the Company is to issue TBG 31,000,000 shares of common stock and the new agreement still provided for the agreed upon monthly advisory fee of $10,000.

The Company also utilizes the services of a related party that provides accounting, tax and bookkeeping services to the Company. At December 31, 2014 the Company owes R3Accounting, LLC $104,725 in fees and services provided to the Company.

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

As of December 31, 2014 there has been no new development in this matter.

Note 7 – Subsequent Events

The Company has reviewed their books and records from the end of the quarter through the date of issuance of these Financial Statements and have determined there are no additional Subsequent Events.