Form 10-Q
period 2015-03-31
CONTINENTAL RAIL CORP
filed 2015-05-15
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 13, 2015 the issuer had 37,872,068 shares of its common stock issued and outstanding.

Continental Rail Corp.

Form 10-Q

FORWARD LOOKING STATEMENTS

This report contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.  Such forward-looking statements include statements regarding, among other things, matters associated with:

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect.  We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2014 and our other filings with the Securities and Exchange Commission.  Other sections of this report include additional factors which could adversely impact our business and financial performance.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Continental Rail”, the “Company,” “we”, “us”, “our” and similar terms refer to Continental Rail Corp., a Nevada corporation, and its subsidiaries, including Transportation Management Services, Inc. a Michigan corporation which we refer to as TMS, Continental Rail Holdings Corp. a Nevada corporation which we refer to as Continental Rail Holdings (CRHC), Continental Rail Leasing, Corp., a Florida corporation which we refer to as Continental Rail Leasing (CRLC) and Continental Rail Leasing Corp., an Alberta Canada extra-provincial corporation.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$7,018	$378
Total Current Assets	7,018	$378

Total Assets	$7,018	$378

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - related party	$312,470	$274,276
Accounts payable	211,912	226,568
Accrued expenses - related parties	578,696	505,365
Accrued expenses	38,333	38,333

Total Current Liabilities	1,141,411	1,044,542

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000.000 authorized; 600,000 issued and outstanding at March 31 2015 and December 31, 2014	600	600
Common Stock ($0.001 Par Value; 750,000,000 shares authorized; 37,872,068 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively)	37,872	37,872
Additional paid-in capital	3,606,557	3,606,557
Accumulated deficit	(4,779,422)	(4,689,193)

Total Stockholders' Deficit	(1,134,393)	(1,044,164)

Total Liabilities and Stockholders' Deficit	$7,018	378

See accompanying notes to these consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net Sales	$—	$—
Cost of Goods Sold	—	—
Gross Profit	$—	$—

Operating Expenses
Professional fees	$19,563	$37,643
Professional fees - related party	38,094	30,000
Management fee - related party	—	1,250
Consulting	—	41,903
Payroll and payroll related expenses	32,572	44,124
Other selling, general and administrative	—	16,098

Total Operating Expenses	90,229	171,018

Loss From Operations	(90,229)	(171,018)

Net Loss	$(90,229)	$(171,018)

Net loss per common share - basic and diluted	$— *	$— *

Weighted average number of common shares outstanding during the periods - basic and diluted	37,862,068	37,761,849

* Denotes a loss per share of less than $0.01 per share.

See accompanying notes to these consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

 CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

 For the Three Month Period Ended March 31, 2015 and Year Ended December 31, 2014

	Series A Voting
	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at December 31, 2013	600,000	$600	37,752,068	$37,752	$3,558,337	$(4,005,107)	$(408,418)

Issuance of common stock for cash ($0.17 per share)	—	—	20,000	20	3,320		3,340

Issuance of common stock for services ($0.45 per share)	—	—	100,000	100	44,900		45,000

Net loss for the year 2014	—	—	—	—	—	(684,086)	(684,086)

Balance at December 31, 2014	600,000	$600	37,872,068	$37,872	$3,606,557	$(4,689,193)	$(1,044,164)

Net loss for the three months ended March 31, 2015 (unaudited)	—	—	—	—	—	(90,229)	(90,229)

Balance at March 31, 2015 (unaudited)	600,000	$600	37,872,068	$37,872	$3,606,557	$(4,779,422)	$(1,134,393)

See accompanying notes to these consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(90,229)	$(171,018)
Adjustments to reconcile loss from operations to net cash flows used in operating activities:
Increase (Decrease) in:
Accounts payable - related parties	38,194	29,730
Accounts payable	(14,656)	10,437
Accrued expenses - related party	73,331	94,599
Accrued expenses	—	(1,334)
Net Cash Flows Used in Continuing Operations	6,640	(37,586)

Net Cash Flows Used in Operating Activities	6,640	(37,586)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	3,340
Net Cash Flows Provided by Financing Activities	—	3,340

Net Increase (Decrease) in Cash	6,640	(34,246)

Cash - beginning of year	378	45,479

Cash - end of year	$7,018	$11,233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$—	—
Income Taxes	$—	$—

See accompanying notes to these consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015 AND 2014

Note 1 - Organization and Nature of Operations

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of 90,229 and net cash from operations of $6,640 for the three month period ended March 31, 2015, and a working capital and stockholders' deficit of $1,134,393 at March 31, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015 AND 2014

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

Cash and Cash Equivalents

The Company maintains cash balances at two financial institutions. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2015.

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

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015 AND 2014

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

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2015 AND 2014

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

Note 5 – Related Party Transactions

Due to Related Parties

The Company also utilizes the services of a related party that provides accounting, tax and bookkeeping services to the Company. At March 31, 2015 the Company owes R3Accounting, LLC $112,819 in fees and services provided to the Company.

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

As of March 31, 2015 there has been no new development in this matter.

Note 7 – Subsequent Events

The Company has reviewed their books and records from the end of the quarter through the date of issuance of these Financial Statements and have determined there are no additional Subsequent Events.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

 The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Continental Rail. The MD&A is provided as a supplement to, and should be read in conjunction with condensed consolidated financial statements and the accompanying notes included in this report. Our MD&A is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In pursuit of our business plan, in July 2013 we acquired TMS, a company which provides railroad consulting services. In addition, in December 2013 we updated the business plan for the acquisition of short-line and regional freight railroads and establish a rail rolling stock leasing division. During 2014 and into the first quarter of 2015 our Chief Executive Officer has devoted substantial time and effort in the pursuit of our business plan.  During the fourth quarter of 2014 we were in late stage discussions with an entity which was negotiating the purchase of a fleet of rail cars for which we would provide management services. We were unsuccessful, however, in securing this agreement.  While we have been, and continue to be, engaged in early and late stage discussions with a number of potential acquisition targets and funding sources, and Mr. Marino continues to devote substantially all of his time and attention to our company, we are not a party to a binding agreement with any target or funding sources and there are no assurances we will ever reach that stage.

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

•

our operational efforts to date have also included identifying acquisition targets, early stage discussion with these targets, establishing a relationship with a financing source and debt and/or equity capital raising activities. During the second and third quarters of 2015, subject to the availability of sufficient capital, we will seek to close an acquisition of a short line railroad. Our efforts in connection with this transaction will include both negotiating the terms of an acquisition agreement and securing the commitment from third-party lenders to provide the funds necessary to consummate the acquisition. Our internal analysis estimates the purchase price of a typical short line railroad which we may target to be at least $5 million. However, as of the date of this report, we are not a party to any agreements or understanding regarding a potential acquisition nor do we have any firm commitments to provide the necessary financing; and

•

lastly, during the next 12 months we will expand our infrastructure to hire additional management and administrative personnel to both support our expected growth and our public company reporting obligations.

Going Concern

We have incurred net losses of $4.78 million since inception through March 31, 2015. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three months Ended March 31, 2015 Compared to the Three months Ended March 31, 2014

Revenue

We did not generate any revenues during the three month ended March 31, 2014 and 2013, respectively.

Our total operating expenses decreased 47% for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. Included in this decrease was a decrease of 48% in professional fees associated with legal and accounting.  The decrease also included a decrease of 100% in other selling, general and administrative expenses as office expenses decreased, and a decrease of 100% in consulting as a result of streamlining our efforts in such a way to decrease costs. In addition, payroll expenses decreased 26% as one employee left the company. These decreases were offset by an increase of 27% in professional fees – related party which represents amounts paid to TBG.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At March 31, 2015 we had $7,018 in cash and a working capital deficit of $1,134,393.  Total current liabilities increased 9% at March 31, 2015 from December 31, 2015 as a result of increases in accounts payable – related party, accrued expenses – related party and accounts payable.

For the three months ended March 31, 2014, we raised $3,340 from the sale of 20,000 shares of our common stock in a private offering. We did not raise any additional funds during three months ended March 31, 2015.

Net cash provided by (used in) operating activities for three months ended March 31, 2015 was $6,640 as compared to ($37,586) for three months ended March 31, 2014. This change primarily results of our decreased net loss coupled with increases in accounts payable, and decreases in accounts payable – related parties and accrued expenses – related parties.

Net cash provided by financing activities for the first three months of 2015 was $0 as compared to $3,340 in 2014.

At March 31, 2015 we had a working capital deficit of $1,134,393 and cash on hand of $7,018.  Our primary source of capital to develop and implement our business plan has been from advances from related parties.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to the allowance for doubtful accounts and the valuation of warrants that are deemed to be not indexed to our common stock. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to understanding our results, which are described in Note 3 to our condensed consolidated financial statements appearing elsewhere in this report.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

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

Continental Rail Corp.

Dated: May 15, 2015	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: May 15, 2015	By:	/s/ John H. Marino Jr.
John H. Marino Jr.
Chief Executive Officer, principal executive officer