Form 10-Q
period 2015-06-30
CONTINENTAL RAIL CORP
filed 2015-08-14
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of July 31, 2015 the issuer had 37,872,068 shares of its common stock issued and outstanding.

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$511	$378
Accounts receivable - related parties	200	—
Total Current Assets	711	378

OTHER ASSETS
Investments - related party	25,000	—

Total Other Assets	25,000	$—

Total Assets	$25,711	$378

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - related parties	$488,587	$274,276
Accounts payable	30,726	226,568
Accrued expenses - related parties	351,422	505,365
Accrued expenses	51,833	38,333

Total Current Liabilities	922,568	1,044,542

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, ($0.001 par value, 1,000,000 shares authorized; 0 issued and outstanding June 30, 2015; 600,000 issued and outstanding December 31, 2014	—	600
Common Stock ($0.001 Par Value; 750,000,000 shares authorized; 37,872,068 shares and issued and outstanding at June 30, 2015 and December 31, 2014, respectively)	37,872	37,872
Additional paid-in capital	3,952,650	3,606,557
Accumulated deficit	(4,887,379)	(4,689,193)

Total Stockholders' Deficit	(896,857)	(1,044,164)

Total Liabilities and Stockholders' Deficit	$25,711	$378

See accompanying notes to these condensed consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net Sales	$—	$—	$—	$—
Cost of Good Sold	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses
Professional fees	31,920	87,415	51,483	154,260
Professional fees - related party	32,156	71,075	70,250	101,075
Management fees - related party	—	—	—	1,250
Payroll and payroll related expenses	32,295	22,853	64,867	66,977
Other selling, general and administrative	11,586	835	11,586	29,633

Total Operating Expenses	107,957	182,178	198,186	353,195

Loss From Operations	(107,957)	(182,178)	(198,186)	(353,195)

Other Income (Expense)
Loss on failed investment	—	(95,000)	—	(95,000)

Total Other Income (Expense)	—	(95,000)	—	(95,000)

Net Loss before Provision for Income Taxes	(107,957)	(277,178)	(198,186)	(448,195)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$(107,957)	$(277,178)	$(198,186)	$(448,195)

Net loss per common share - basic and diluted	$— *	(0.01)	$(0.01)*	(0.01)

Weighted average number of common shares outstanding during the periods - basic and diluted	37,872,068	37,761,626	37,872,068	37,761,626

* Denotes a loss per share of less than $0.01 per share.

See accompanying notes to these condensed consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

For the Six Month Period Ended June 30, 2015 and Years Ended December 31, 2013 and 2014

	Series A Voting
	Preferred Stock		Common Stock				Total
	$0.001 Par Value		$0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance at January 1, 2014	600,000	$600	37,752,068	$37,752	$3,558,337	$(4,005,107)	$(408,418)

Issuance of common stock for cash ($0.17 per share)	—	—	20,000	20	3,320	—	3,340

Issuance of common stock for services ($0.45 per share)	—	—	100,000	100	44,900	—	45,000

Net loss for the year 2014	—	—	—	—	—	(684,086)	(684,086)

Balance at December 31, 2014	600,000	600	37,872,068	37,872	3,606,557	(4,689,193)	(1,044,164)

Cancellation of Series A convertible shares (See Note 4)	(600,000)	(600)	—	—	346,093	—	345,493

Net loss for the six months ended June 30, 2015 (unaudited)	—	—	—	—	—	(198,186)	(198,186)

Balance at June 30, 2015 (unaudited)	—	$—	37,872,068	$37,872	$3,952,650	$(4,887,379)	$(896,857)

See accompanying notes to these condensed consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(198,186)	$(448,195)
Adjustments to reconcile loss from operations to net cash flows used in operating activities:
Cancellation of Convertible Preferred Series A Stock	345,493	—
Increase (decrease) in:
Due from related party	200	—
Accounts payable - related parties	(4,456)	102,270
Accounts payable	(196,242)	161,422
Accrued expenses - related party	64,824	142,159
Accrued expenses	13,500	(5,489)
Net Cash Flows Used in Continuing Operations	25,133	(47,833)

Net Cash Flows Used in Operating Activities	25,133	(47,833)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	(25,000)	—
Net Cash Flows Used in Investing Activities	(25,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	3,340
Net Cash Flows Provided by Financing Activities	—	3,340

Net Increase (Decrease) in Cash	133	(44,493)

Cash - beginning of year	378	45,479

Cash - end of year	$511	$986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITES
Value of investment realized by cancelation of Preferred Series A Stock	$25,000	$—

See accompanying notes to these condensed consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2015 AND 2014

Note 1 - Organization and Nature of Operations

Continental Rail Corp (the "Company “or “Continental”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. In 2002, IP Gate, Inc. changed its name to Action Stocks, Inc. and on June 23, 2003, Action Stocks, Inc. changed its name to Specialized Home Medical Services, Inc. Through December 2006 the Company was in the durable medical equipment business through its subsidiary Classic Health, and from January 3, 2006 to June 30, 2009 was in the business of cataloguing and valuing stamps through its South East Stamp Sales subsidiary. On October 29, 2007, Specialized Home Medical Services, Inc. changed its name to IGSM Group, Inc. During 2011 and 2012 the Company focused on researching and identifying potential merger and acquisition opportunities for investment and operating. Late December 2012, the Company contracted the services of TBG Holdings Corporation ("TBG") who assisted with restructuring the Company into a short line and regional freight railroad holding company that will selectively invest in short line and regional freight railroad properties and railroad rolling stock. On July 10, 2013 the Company changed its name to Continental Rail Corp. Since July 2013, the Company’s Chief Executive Officer has devoted a substantial amount of time and effort in the pursuit of the Company’s business plan.

The Company has three wholly-owned subsidiaries, Continental Rail Leasing Corp. (a Florida corporation), Transportation Management, Inc. (a Michigan corporation) and Continental Rail Leasing, Corp., an Alberta Canada extra-provincial corporation which was organized in order to conduct railcar leasing business in Canada. The subsidiary has a registered office in Calgary Alberta at the office of our registered agent. These subsidiaries are currently inactive.

On June 19, 2015, the Company entered into an agreement (“Agreement”) with Continental Rail, LLC (“LLC”), a Florida limited liability company, and the Series A Preferred Shareholders of the Company. The Company was actively seeking to secure financing for the purchase of the Delta Southern Railroad (“Delta”), a Class III short-line railroad headquartered in Tallulah, Louisiana. Delta was subsequently purchased by Golden Gate Capital (“Golden Gate”), a private equity firm in San Francisco, California. Golden Gate decided that it was in its best interest to utilize the railroad operations management skills of certain Preferred Shareholders of the Company to manage the daily operations of Delta (“the Manager”). By the terms of the Agreement, however the Delta Manager cannot be owned (more than 10%) or controlled by a public company. Consequently, the LLC was organized by the Preferred Shareholders as the vehicle to manage Delta and satisfy the conditions set forth in the agreement. In conjunction with this transaction the Company received a 10% interest in the LLC which has been valued at $25,000 and the preferred shareholders returned their preferred shares to the Company for cancelation.

Note 2 – Going Concern

As reflected in the accompanying financial statements the Company has a net loss of $198,186 and net cash from operations of $25,133 for the six month period ended June 30, 2015, and a working capital deficit of $921,857 and stockholders' deficit of $896,857 at June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to increase revenues along with additional external funding as needed. Management believes that sufficient funding will be available from increased revenues through contracts with ancillary companies associated with short line railroads along with private equity sales and short term borrowings to meet its business objectives, including its anticipated cash needs for working capital for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its projects.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2015 AND 2014

Note 3 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company maintains a cash balance at one financial institution. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2015.

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

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2015 AND 2014

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

The Company's financial instruments consisted primarily of accounts payable, accrued liabilities, amounts due to related parties, and debt. The Company's debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company's financial instruments generally approximated their fair values as of June 30, 2015 due to the short-term nature of these instruments.

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2015 AND 2014

Note 4 – Investments – Related Party

On June 19, 2015 the Company acquired 10% of Continental Rail, LLC. The fair market value of the Company’s investment in Continental Rail, LLC was $25,000.

Note 5 – Stockholders Equity

In conjunction with the transaction to acquire 10% of Continental Rail, LLC, on June 19, 2015 the Preferred Shareholders returned all 600,000 outstanding shares (convertible to 56,400,000 shares of common stock) of Series A Preferred Stock to the Company, which shares were then cancelled. In addition, the Company was paid $281,086 for certain accounts payable and accrued expenses at the closing of the transaction. The fair market value of the Company’s investment in Continental Rail, LLC was $25,000.

Note 6 – Related Party Transactions

Due to Related Parties

The Company also utilizes the services of a related party that provides consulting, accounting, tax and bookkeeping services to the Company. At June 30, 2015 the Company owes R3Accounting, LLC $57,475 in accounting and tax preparation fees and services provided to the Company. In addition, At June 30, 2015 the Company owes TBG Holdings, Inc. $280,142 in consulting and management fees provided to the Company.

Note 7 – Pending Legal Matters

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

As of June 30, 2015 there has been no new development in this matter.

Note 8 – Subsequent Events

The Company has reviewed their books and records from the end of the quarter through the date of issuance of these financial statements and has determined there are no additional subsequent events.

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

Our rail freight division intends to acquire ancillary and complimentary operations for the short line and regional freight railroad industry. Our rail rolling stock leasing division will seek to purchase existing rail car and locomotive leasing companies and/or directly purchase rolling stock for lease to railroads. This division will also seek to acquire rail-related service companies to partner with our freight railroad operations. These operations will consist of repair facilities, track refurbishing facilities and other complimentary operations.

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

In pursuit of our business plan, in July 2013 we acquired TMS, a company which provides railroad consulting services. In addition, in December 2013 we updated the business plan for the acquisition of short-line and regional freight railroads and established a rail rolling stock leasing division. During 2014 and into the first quarter of 2015 our Chief Executive Officer has devoted substantial time and effort in the pursuit of our business plan. Most recently we have been in preliminary discussion to secure the rights to own and operate an excursion passenger train service. There are, however, no assurances that this transaction will be consummated.

In addition, during the fourth quarter of 2014 we were in the late stage of discussions with an entity which was negotiating the purchase of a fleet of rail cars for which we would provide management services. We were unsuccessful, however, in securing this agreement. On June 19, 2015, an agreement was made between the Company, Continental Rail, LLC (“LLC”), a Florida limited liability company and the Series A Preferred Shareholders of Continental (the “Preferred Shareholders”).

The LLC was organized by certain Preferred Shareholders to provide management services to Golden Gate Capital (the “Firm”), for the Delta Southern Railroad (“Delta Southern”). Delta Southern is a Class III short-line railroad, owned by the Firm, headquartered in Tallulah, Louisiana. Delta Southern operates a 15 mile disconnected rail line from Monroe, LA, to Sterlington, LA. It was expected that Continental would provide management services to Delta Southern, however the Firm required that the manager cannot be owned (more than 10%) or controlled by a public company. In consideration for a 10% membership interest in the LLC, Continental has agreed to waive any rights it may have had to manage Delta Southern, as well as any other corporate opportunities previously introduced to Continental by the Preferred Shareholders. To facilitate the transaction, and for no additional consideration, the Preferred Shareholders returned all of the 600,000 shares (convertible to 56,400,000 shares of common stock) of Series A Preferred Stock to Continental, which shares will be cancelled and returned to the status of authorized but unissued and undesignated shares of Continental preferred stock.

In addition, at closing the Company was paid $281,086 for certain accounts payable and accrued expenses.

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

In addition to short-term capital to fund our operating expenses until we are able to begin generating revenues, we will need to raise significant additional capital to fund the acquisitions of ancillary and complimentary operations for short line or regional freight railroads or rolling stock or locomotives for lease to railroad companies. We estimate the acquisition cost for each railroad will be between $500,000 and $2 million, and we will need to raise an additional $100 million to fund the purchase of a fleet of 5,000 rail cars and 150 locomotives for our rolling stock division. We do not presently have any firm commitments for this capital and there are no assurances we will be successful in obtaining all or any portion the necessary capital.  Even if we are able to raise this necessary capital, we estimate that it could take between six and 12 months from the receipt of the capital to locate and negotiate the first acquisition.

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

Plan of Operation

We are in the early stages of implementing our business model and we presently do not own any ancillary or complimentary operations for short line or regional freight railroad companies or any rolling stock for lease to railroads or shippers. During the next 12 months, our planned activities include:

•

completing the negotiation and closing the first ancillary or complimentary operation for a short line railroad company. We will continue to focus our efforts on securing consulting agreements which will permit us to generate revenues without the need to raise capital to acquire rail-related service companies or rolling stock. We will seek to raise the necessary capital from debt or equity financings, although we do not have any commitments and there are no assurances we will able to raise all or a portion of the funds in this fashion.  In the event we cannot raise the funds from debt or equity financings;

•

once we have our first acquisition we will seek to acquire three to five other ancillary or complimentary operations for short line railroad companies;

•

our operational efforts to date have also included identifying acquisition targets, early stage discussion with these targets, establishing a relationship with a financing source and debt and/or equity capital raising activities. During the third and fourth quarters of 2015, subject to the availability of sufficient capital, we will seek to close an acquisition of an ancillary or complimentary operation for a short line railroad company. Our efforts in connection with this transaction will include both negotiating the terms of an acquisition agreement and securing the commitment from third-party lenders to provide the funds necessary to consummate the acquisition. Our internal analysis estimates the purchase price of a typical rail-related service company which we may target to be at least $2 million. However, as of the date of this report, we are not a party to any agreements or understanding regarding a potential acquisition nor do we have any firm commitments to provide the necessary financing; and

•

lastly, during the next 12 months we will seek to expand our infrastructure to hire additional management and administrative personnel to both support our expected growth and our public company reporting obligations.

Going Concern

We have incurred net losses of $4.89 million since inception through June 30, 2015. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three months Ended June 30, 2015 Compared to the Three months Ended June 30, 2014

We did not generate any revenues during the three month ended June 30, 2015 and 2014, respectively.

Our total operating expenses decreased 41% for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. Included in this decrease was a decrease of 60% in professional fees associated with legal and accounting.  The decrease was offset by an increase in other selling, general and administrative expenses as office expenses increased, and a payroll expenses also increased 41%.

Six months Ended June 30, 2015 Compared to the Six months Ended June 30, 2014

We did not generate any revenues during the six month ended June 30, 2015 and 2014, respectively.

Our total operating expenses decreased 44% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. Included in this decrease was a decrease of 52% in professional fees associated with legal and accounting.  The decrease also included a decrease of 60% in other selling, general and administrative expenses as office expenses decreased, and a payroll expenses decreased 3%.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At June 30, 2015 we had $511 in cash and a working capital deficit of $921,857.  Total current liabilities decreased 12% at June 30, 2015 from December 31, 2014 as a result of decreases in accounts payable – related party and decreases to accrued expenses – related party and accounts payable.

For the six months ended June 30, 2014, we raised $3,340 from the sale of 20,000 shares of our common stock in a private offering. We did not raise any additional funds from the sale of stock during six months ended June 30, 2015, however paid-in-capital increased by $346,093 due to the cancellation of 600,000 shares of Series A Preferred Stock in connection with the agreement with Continental Rail, LLC and the Series A Preferred Shareholders entered into on June 19, 2015.

Net cash provided by (used in) operating activities for six months ended June 30, 2015 was $25,133 as compared to ($47,833) for six months ended June 30, 2014. This change primarily results of our decreased net loss coupled with a decrease in accounts payable and decreases in accounts payable and accrued expenses – related parties and an increase of $25,000 attributable to the investment in Continental Rail, LLC.

Net cash used in investing activities first six months of 2015 decreased $25,000 compared to 2014 as result of the investment in Continental Rail, LLC.

Net cash provided by financing activities for the first six months of 2015 was $0 as compared to $3,340 in 2014.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION.

On May 19, 2015, Company Director John Marino, Sr. passed away. As of the filing of this Current Report on Form 10-Q, no replacement has been approved by the Board of Directors

On June 26, 2015, the Company filed form 8-K with the SEC disclosing an agreement between the Company, Continental Rail, LLC and the Series A Preferred Shareholders of the Company.  Pursuant to Item 1.01 of Form 8-K, the Company is including as Exhibit 10.1 to this current report the following:

(a)

Agreement dated June 19, 2015.

ITEM 6.

EXHIBITS.

Exhibit No.	Description
10.1	Agreement between the Company, Continental Rail, LLC, and the Company’s Series A Preferred Shareholders (incorporated by reference from exhibit 10.1 to Form 8-K filed on June 26, 2015)
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer*
101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

———————

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Continental Rail Corp.

Dated: August 14, 2015	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: August 14, 2015	By:	/s/ John H. Marino Jr.
John H. Marino Jr.
Chief Executive Officer, principal executive officer