Form 10-Q
period 2015-09-30
CONTINENTAL RAIL CORP
filed 2015-11-16
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 2, 2015 the issuer had 38,203,911 shares of its common stock issued and outstanding.

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$71	$378
Accounts receivable - related parties	200	—
Total Current Assets	271	378

OTHER ASSETS
Investments	25,000	—

Total Other Assets	25,000	—

Total Assets	$25,271	$378

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - related parties	$528,843	$274,276
Accounts payable	46,327	226,568
Accrued expenses - related parties	357,122	505,365
Accrued expenses	51,832	38,333

Total Current Liabilities	984,124	1,044,542

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, ($0.001 par value, 1,000,000 shares authorized; 0 issued and outstanding September 30, 2015; 600,000 issued and outstanding December 31, 2014	—	600
Common Stock ($0.001 Par Value; 750,000,000 shares authorized; 38,203,911 and 37,872,068 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively)	38,204	37,872
Additional paid-in capital	4,018,687	3,606,557
Accumulated deficit	(5,015,744)	(4,689,193)

Total Stockholders' Deficit	(958,853)	(1,044,164)

Total Liabilities and Stockholders' Deficit	$25,271	$378

See accompanying notes to these condensed consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Sales	$—	$—	$—	$—
Cost of Good Sold	—	—	—	—
Gross Profit	—	—	—	—

Operating Expenses
Professional fees	83,826	70,781	135,309	225,041
Professional fees - related party	43,195	35,813	113,445	136,888
Management fees - related party	—	—	—	1,250
Payroll and payroll related expenses	—	46,829	64,867	113,806
Other selling, general and administrative	1,344	4,081	12,930	33,714
Other operating expenses				95,000

Total Operating Expenses	128,365	157,504	326,551	605,699

Loss From Operations	(128,365)	(157,504)	(326,551)	(605,699)

Total Other Income (Expense)	—	—	—	—

Net Loss before Provision for Income Taxes	(128,365)	(157,504)	(326,551)	(605,699)

Provision for income taxes	—	—	—	—

Net Income (Loss)	$(128,365)	$(157,504)	$(326,551)	$(605,699)

Net loss per common share - basic and diluted	— *	— *	(0.01)	(0.02)

Weighted average number of common shares outstanding during the periods - basic and diluted	38,203,911	37,789,614	37,956,176	37,768,318

* Denotes a loss per share of less than $0.01 per share.

See accompanying notes to these condensed consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

For the Nine Month Period Ended September 30, 2015 and Years Ended December 31, 2013 and 2014

	Series A Voting
	Preferred Stock		Common Stock				Total
	$0.001 Par Value		$0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance at January 1, 2014	600,000	$600	37,752,068	$37,752	$3,558,337	$(4,005,107)	$(408,418)

Issuance of common stock for cash ($0.17 per share)	—	—	20,000	20	3,320	—	3,340

Issuance of common stock for services ($0.45 per share)	—	—	100,000	100	44,900	—	45,000

Net loss for the year 2014	—	—	—	—	—	(684,086)	(684,086)

Balance at December 31, 2014	600,000	600	37,872,068	37,872	3,606,557	(4,689,193)	(1,044,164)

Cancellation of Series A convertible shares (See Note 4)	(600,000)	(600)	—	—	346,093	—	345,493

Issuance of common stock for services ($0.20 per share)	—	—	331,843	332	66,037	—	66,369

Net loss for the nine months ended September 30, 2015 (unaudited)	—	—	—	—	—	(326,551)	(326,551)

Balance at September 30, 2015 (unaudited)	—	$—	38,203,911	$38,204	$4,018,687	$(5,015,744)	$(958,853)

See accompanying notes to these condensed consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Loss from operations	$(326,551)	$(605,699)
Adjustments to reconcile loss from operations to net cash flows used in operating activities:
Issuance of common stock for services	66,369	45,000
Cancellation of Convertible Preferred Series A Stock	345,493	—
Increase (decrease) in:
Due from related party	(200)	—
Accounts payable - related parties	35,800	138,495
Accounts payable	(180,241)	174,330
Accrued expenses - related party	70,524	205,088
Accrued expenses	13,499	(5,489)
Net Cash Flows Used in Continuing Operations	24,693	(48,275)

Net Cash Flows Used in Operating Activities	24,693	(48,275)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	(25,000)	—
Net Cash Flows Used in Investing Activities	(25,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	3,340
Net Cash Flows Provided by Financing Activities	—	3,340

Net Increase (Decrease) in Cash	(307)	(44,935)

Cash - beginning of year	378	45,479

Cash - end of year	$71	$544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$—	$—
Income taxes	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITES
Issuance of common stock for services	$66,369	$45,000
Value of investment realized by cancelation of Preferred Series A Stock	$25,000	$—

See accompanying notes to these condensed consolidated financial statements

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND 2014

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

The Company has three wholly-owned subsidiaries, Continental Rail Leasing Corp. (a Florida corporation), Transportation Management, Inc. (a Michigan corporation) and Continental Rail Leasing, Corp., an Alberta Canada extra-provincial corporation in order to conduct railcar leasing business in Canada. The subsidiary has a registered office in Calgary Alberta at the office of our registered agent. These subsidiaries are currently inactive.

On June 19, 2015, the Company entered into an agreement (“Agreement”) with Continental Rail, LLC (“LLC”), a Florida limited liability company, and the Series A Preferred Shareholders of the Company. The Company was actively seeking to secure financing for the purchase of the Delta Southern Railroad (“Delta”), a Class III short-line railroad headquartered in Tallulah, Louisiana. Delta was subsequently purchased by Golden Gate Capital (“Golden Gate”), a private equity firm in San Francisco, California. Golden Gate decided that it was in its best interest to utilize the railroad operations management skills of certain Preferred Shareholders of the Company to manage the daily operations of Delta (“the Manager”). By the terms of the Agreement, however the Delta Manager cannot be owned (more than 10%) or controlled by a public company. Consequently, the LLC was organized by the Preferred Shareholders as the vehicle to manage Delta and satisfy the conditions set forth in the agreement. In conjunction with this transaction the Company received a 10% interest in the LLC and the preferred shareholders returned their preferred shares to the Company for cancelation.

Note 2 – Going Concern

As reflected in the accompanying financial statements the Company has a net loss of $326,551 and net cash from operations of $24,693 for the nine month period ended September 30, 2015, and a working capital deficit of $983,853 and stockholders' deficit of $958,853 at September 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND 2014

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

Cash and Cash Equivalents

The Company maintains a cash balance at one financial institution. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2015.

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

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND 2014

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

The Company's financial instruments consisted primarily of accounts payable, accrued liabilities, amounts due to related parties, and debt. The Company's debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company's financial instruments generally approximated their fair values as of September 30, 2015 due to the short-term nature of these instruments.

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

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2015 AND 2014

Note 4 – Investments

On June 19, 2015 the Company acquired 10% of Continental Rail, LLC. The fair market value of the Company’s investment in Continental Rail, LLC was $25,000.

Note 5 – Stockholders Equity

In conjunction with the transaction to acquire 10% of Continental Rail, LLC, on June 19, 2015 the Preferred Shareholders returned all 600,000 outstanding shares (convertible to 56,400,000 shares of common stock) of Series A Preferred Stock to the Company, which shares were then cancelled. In addition, the Company was paid $281,086 for certain accounts payable and accrued expenses at the closing of the transaction. . The fair market value of the Company’s investment in Continental Rail, LLC was $25,000.

Note 6 – Related Party Transactions

Due to Related Parties

The Company also utilizes the services of a related party that provides consulting, accounting, tax and bookkeeping services to the Company. At September 30, 2015 the Company owes R3Accounting, LLC $70,670 in accounting and tax preparation fees and services provided to the Company. In addition, At September 30, 2015 the Company owes TBG Holdings, Inc. $457,903 in consulting and management fees provided to the Company.

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

As of September 30, 2015 there has been no new development in this matter.

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

•

our operational efforts to date have also included identifying acquisition targets, early stage discussion with these targets, establishing a relationship with a financing source and debt and/or equity capital raising activities. During the fourth quarter of 2015, subject to the availability of sufficient capital, we will seek to close an acquisition of an ancillary or complimentary operation for a short line railroad company. Our efforts in connection with this transaction will include both negotiating the terms of an acquisition agreement and securing the commitment from third-party lenders to provide the funds necessary to consummate the acquisition. Our internal analysis estimates the purchase price of a typical rail-related service company which we may target to be at least $2 million. However, as of the date of this report, we are not a party to any agreements or understanding regarding a potential acquisition nor do we have any firm commitments to provide the necessary financing; and

•

lastly, during the next 12 months we will seek to expand our infrastructure to hire additional management and administrative personnel to both support our expected growth and our public company reporting obligations.

Going Concern

We have incurred net losses of $5.02 million since inception through September 30, 2015. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2014 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three months Ended September 30, 2015 Compared to the Nine months Ended September 30, 2014

Revenue

We did not generate any revenues during the three month ended September 30, 2015 and 2014, respectively.

Our total operating expenses decreased 19% for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. Included in this decrease was an increase of 39% in professional fees associated with legal and accounting.  That increase was offset by a decrease of 67% in other selling, general and administrative expenses as office expenses decreased, and payroll expenses decreased 100% as payroll was suspended.

Nine months Ended September 30, 2015 Compared to the Nine months Ended September 30, 2014

Revenue

We did not generate any revenues during the nine month ended September 30, 2015 and 2014, respectively.

Our total operating expenses decreased 46% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. Included in this decrease was a decrease of 57% in professional fees associated with legal and accounting.  The decrease also included a decrease of 62% in other selling, general and administrative expenses as office expenses decreased, and a payroll expenses decreased 43% as payroll was suspended.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash.  At September 30, 2015 we had $71 in cash and a working capital deficit of $983,853.  Total current liabilities decreased 6% at September 30, 2015 from December 31, 2014 as a result of decreases in accounts payable – related party and decreases to accrued expenses – related party and accounts payable.

For the nine months ended September 30, 2014, we raised $3,340 from the sale of 20,000 shares of our common stock in a private offering. We did not raise any additional funds from the sale of stock during nine months ended September 30, 2015, however paid-in-capital increased by $346,093 due to the cancellation of 600,000 shares of Series A Preferred Stock in connection with the agreement with Continental Rail, LLC and the Series A Preferred Shareholders entered into on June 19, 2015.

Net cash provided by (used in) operating activities for nine months ended September 30, 2015 was $24,693 as compared to ($48,275) for nine months ended September 30, 2014. This change primarily results of our decreased net loss coupled with a decrease in accounts payable and decreases in accounts payable and accrued expenses – related parties.

Net cash used in investing activities first nine months of 2015 decreased $25,000 compared to 2014 as result of the investment in Continental Rail, LLC.

Net cash provided by financing activities for the first nine months of 2015 was $0 as compared to $3,340 in 2014.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION.

None.

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

Continental Rail Corp.

Dated: November 10, 2015	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: November 10, 2015	By:	/s/ John H. Marino Jr.
John H. Marino Jr.
Chief Executive Officer, principal executive officer