Form 10-K
period 2015-12-31
CONTINENTAL RAIL CORP
filed 2016-04-28
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☑ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on June 30, 2015, as reported on the OTC Markets Group Inc. QBTM tier (the “OTCQB”) was $5,455,864.

As of April 12, 2016 there were 38,921,911 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS

CONTINENTAL RAIL CORP.

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

OTHER PERTINENT INFORMATION

We maintain our web site at www.continentalrailcorporation.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this prospectus the terms “Continental Rail", the "Company," "we", "us", "our" and similar terms refer to Continental Rail Corp., a Nevada corporation, and its subsidiaries, including Transportation Management Services, Inc. a Michigan corporation which we refer to as TMS, Continental Rail Holdings Corp. a Nevada corporation which we refer to as Continental Rail Holdings (“CRHC”), Continental Rail Leasing, Corp., a Florida corporation which we refer to as Continental Rail Leasing (“CRLC”) and Continental Rail Leasing Corp., an Alberta Canada extra-provincial corporation. In addition, “2014” refers to the year ended December 31, 2014, “2015” refers to the year ended December 31, 2015, and “2016” refers to the year ending December 31, 2016.

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

PART I

ITEM 1.  BUSINESS.

Overview

We are a freight rail transportation holding company, however, we have not generated any revenue during 2015 or 2014. Subject to the availability of capital we intend to conduct our operations through two divisions:

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

Our company was originally formed in 1998 and has been engaged in a number of different businesses. Most recently, between 2011 and June 2013 we were a shell company focused on researching and identifying potential merger and acquisition opportunities. In December 2012 we entered into an agreement with TBG, a company whose shareholders include John Marino, Jr. and Timothy Hart, executive officers and directors of our company, under which we engaged TBG to provide various consulting and advisory services, including assisting us in the identification of potential merger or acquisition targets.

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

Since the formation of Continental Rail LLC, filed in the 8K dated June 19, 2015, the management of the Company has been seeking new acquisitions and other opportunities on behalf of the Company and its shareholders. As stated in the 8K, both the CEO and CFO of the Company are actively involved in these activities in both companies.

Historically, we have funded our operating expenses from proceeds received from the sale of equity securities, as well as advances from TBG, a related party. In addition to the capital necessary to implement our business plan set forth above, we need to raise between $250,000 and $300,000 of working capital to provide sufficient funds to continue our operations for the next 12 months. While we have been able to raise working capital through the sale of our securities in private transactions in the past, we do not presently have any commitments for this working capital and there are no assurances that we will be successful in raising the necessary capital. We expect that TBG will continue to make working capital advances to us to pay our operating expenses until such time as we are able to raise this additional capital. If for any reason, however, it should cease making these advances and we are unable to raise the additional capital, we would be unable to continue our business.

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

Our rail freight division will seek to acquire short line and regional freight railroad acquisitions in North America. With over 560 short line and regional railroads in the U.S., we believe that there are significant opportunities to acquire attractive rail properties from Class I railroads, industrial corporations and independently owned short line railroad owners. Our management’s experience is that many industrial corporations seek to spin off the railroad assets as a way to monetize their investment or divest a non-core business, while independent short line owners often seek a strategic exit. Class I railroads, seeking to improve efficiency, are continuing to “right-size” their properties by divesting non-core, low density lines. We are currently seeking capital to assist us with our plans.

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

We are not a party to any agreements or letters of intent related to any railroad acquisitions as of this date. Based upon our internal analysis, we believe the average acquisition costs for each railroad will range from $5 million to $15 million. We expect to fund acquisitions through equity and debt financings. Our ability to consummate any acquisition, however, is dependent on our ability to raise the necessary capital which we have been unable to do since inception. As we do not have any firm commitments for any capital, the timing of these proposed acquisitions, if any, is unknown as this time.

Rail rolling stock leasing division

Subject to the availability of capital, our rail rolling stock leasing division will pursue acquisitions of existing rail car and locomotive leasing companies and/or directly purchase rolling stock for lease to our future railroads and to our future rail customers. We expect to lease the equipment to our rail customers, other railroads and third party rail customers. Our goal is to grow the rolling stock fleet through a cascaded leasing program as dictated by customer demand. Our strategy is to seek financing whereby the asset is retained by the financing company and we will manage, operate and maintain the leased rail cars. This division will also seek to acquire rail-related service companies including railroad equipment, maintenance and repair firms. We also expect to provide management and advisory services to rail entities in matters involving transportation and logistics, marketing, engineering, finance and regulatory matters. We do not, however, currently have any rolling stock, locomotives or rail customers.

Based upon our internal analysis, we believe that there are significant opportunities in the rail equipment market. According to the AAR, in 2012 there were approximately 1.2 million rail cars in the U.S. fleet.  The trend has been for the larger Class I railroads to lease equipment due to the high cost of maintaining equipment. Small railroads often lease equipment due to capital constraints. In 2009, according to the AAR, Class I railroads owned or operated approximately 24,700 locomotives, while the small railroads owned or operated 4,050 locomotives. Railroads both large and small often resort to leasing locomotives to cover peak or seasonal traffic demands or to minimize capital outlays.

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

As of the date of this report, however, we have not entered into any firm agreement with any companies to either purchase or maintain rolling stock. We expect that the cost to acquire this fleet will be approximately $100 million. However, as our ability to implement this portion of our business plan is dependent upon raising the necessary capital, and as we do not presently have firm commitments for the capital, we are unable at this time to project when. If ever,  we may be able to make the first of the necessary acquisitions to accomplish this goal.

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

In 2010, the FRA issued final rules governing the installation of positive train control (PTC) by the end of 2015. Although still under development, PTC is a collision avoidance technology intended to override locomotive controls and stop a train before an accident. Legislation recently introduced by the House Transportation and Infrastructure Committee, entitled the Positive Train Control Enforcement and Implementation Act of 2015, calls to extend the 2015 PTC implementation deadline to the end of 2018, while also providing limited authority for the United States Department of Transportation Secretary to extend the 2018 deadline beyond 2018 if railroads show they are having continued difficulties in meeting the deadline while making a full effort to install PTC, coupled with requiring railroads to complete progress reports on implementation efforts.

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

Employees

As of December 31, 2015 we employed no full-time employees and one part-time employee who is an executive officer. With each acquisition, it is our intention to maintain existing management, whenever possible, thereby eliminating the necessity of hiring and training new personal.

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

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $5.0 million at December 31, 2015. At December 31, 2015 we had no cash on hand. We did not generate any revenues in 2015 or 2014 and we continue to experience operating losses. Currently, our burn rate is approximately $10,000 per month. We have been and expect to continue funding our business until, if ever, we generate sufficient cash flow to internally fund our business, with and through sales of our securities and working capital advances from TBG. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will approximate $300,000 per year until we are successful in generating revenues sufficient to pay our operating expenses. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. There are also no assurances we will be able to raise additional working capital or that TBG will continue to advance funds to us for working capital. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

We have incurred net losses since inception and we expect our operating expenses to increase significantly in the foreseeable future.

We incurred net losses of $348,621 and $684,087 for the years ended December 31, 2015 and 2014, respectively. We anticipate that our operating expenses will increase substantially when, if ever, we implement our business plan. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We cannot be certain that we will be able to attain or increase profitability on a consistent and substantial basis. Even if we are successful in the development of our company, our success will depend upon our ability to finance the acquisition of short line and regional freight railroads as well as the leasing or acquisition of rail cars and will also be dependent on our ability to raise capital. If we are unable to effectively manage these risks and difficulties as we encounter them, our business, financial condition and results of operations will suffer, which would, in all likelihood, cause investors to lose their entire investment in our company.

We will need additional financing which we may not be able to obtain on acceptable terms, if at all. If we cannot raise capital as needed, our ability to continue our operations and/or grow our company could be in jeopardy.

Capital is needed for the effective development of our business. Our near term capital needs are between $250,000 and $300,000 which will provide us with sufficient funds to pay our operating expenses for the next 12 months. Our longer term capital needs will vary depending upon the number of acquisitions we are able to undertake. We do not have any firm commitments to provide any additional capital and we anticipate that we will have certain difficulties raising capital given the limited operating history of our company. Accordingly, we cannot assure you that additional working capital to satisfy either our short-term or long-term working capital requirements will be available to us upon terms acceptable to us, if at all. If we are subsequently unable to raise additional funds as needed, our ability to implement our business plan and grow our company will be in jeopardy and investors risk losing their entire investment.

Because our chief financial officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operations, causing our business to fail.

Our chief financial officer, Mr. Timothy Hart, does not devote his full time and attention to our business and operations. Mr. Hart presently devotes approximately 10 hours a week of his business time to our affairs. It is possible that the demands on Mr. Hart from his other obligations, including those associated with his obligations to TBG could increase with the result that he would devote even less time to the management of our business. In addition, Mr. Hart may not possess sufficient time for our business if the demands of managing our business increase substantially beyond current levels.  In these events, our ability to fully implement our business plan could be adversely impacted until such time as we were able to hire a full-time chief financial officer.

A significant amount of our accounts payable and accrued expenses are due to a related party.  The repayment of these obligations could create a conflict of interest which may not be resolved in our favor and may adversely impact our operations in future periods.

At December 31, 2015 we owed related parties $735,066 in accounts payable and accrued expenses.  These obligations represented 72% of our total liabilities at December 31, 2015. Accounts payable – related parties, represents amounts we owe TBG as compensation for services under the terms of a business advisory services agreement and accrued expenses – related party represents amounts TBG has advanced us for working capital. These obligations are due on demand and we do not presently have sufficient capital to repay these obligations. Until such time, if ever, that we are able to raise additional working capital we expect the amounts due these related parties will continue to increase. Prospective investors should keep in mind that they will have no say in the timing of the repayment of these related party obligations. Assuming we are able to raise additional working capital, it is possible that the related parties may request that we reduce or repay these obligations at a time when the use of funds for that purpose are not in the best interests of our company. Actual or perceived conflicts of interest between TBG and our company’s other stockholders could arise which the Board may not resolve in a manner which is in our best interests.

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

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “CRCX”. The market for our common stock is extremely limited and sporadic and the last trade for our common stock was on March 22, 2016. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Market is not a stock exchange, and trading of securities in the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange such as Nasdaq or the NYSE MKT. Accordingly, stockholders may have difficulty reselling any of their shares.

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

The principal holders of our common stock, including TBG and our CEO, have approximately 65% voting control. Because of their stock ownership, they are in a position to significantly influence membership of our board of directors, as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

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

Since we are a shell company, certain provisions of Federal securities laws would not be available to us and our stockholders would be unable to rely on Rule 144.

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

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTC Markets:

	High	Low
Fiscal Year Ended December 31, 2015
First Quarter	$1.10	$0.49
Second Quarter	$0.49	$0.28
Third Quarter	$0.40	$0.20
Fourth Quarter	$0.30	$0.20

Fiscal Year Ended December 31, 2014
First Quarter	$3.00	$1.82
Second Quarter	$2.00	$1.01
Third Quarter	$2.00	$1.05
Fourth Quarter	$1.05	$1.05

The last sale price of our common stock on March 22, 2016 was $0.21 per share.

Holders

As of March 28, 2016, 38,921,911 shares of common stock are issued and outstanding held by approximately 385 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

Overview

We are seeking to become a rail transportation holding company. Our operations will be conducted through two divisions:

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

Plan of Operations

We do not own any short line or regional freight railroads or any rolling stock for lease to railroads or shippers. During the next 12 months, our planned activities include:

•

closing the first shortline railroad. We will also continue to focus our efforts on securing management contracts which will permit us to generate revenues without the need to raise capital to acquire railroads or rolling stock.

•

our operational efforts to date have also included identifying acquisition targets, early stage discussion with these targets, establishing a relationship with a financing source and debt and/or equity capital raising activities. During the second and third quarters of 2016, subject to the availability of sufficient capital, we will seek to close an acquisition of a short line railroad. Our efforts in connection with this transaction will include both negotiating the terms of an acquisition agreement and securing the commitment from third-party lenders to provide the funds necessary to consummate the acquisition. As described elsewhere herein, our internal analysis estimates the purchase price of a typical short line railroad which we may target will be between $500,000 and $2 million. However, as of the date of this prospectus, we are not a party to any agreements or understanding regarding a potential acquisition nor do we have any firm commitments to provide the necessary financing; and

•

lastly, during the next 12 months we will expand our infrastructure to hire additional management and administrative personnel to both support our expected growth and our public company reporting obligations.

Going Concern

We have incurred net losses of $5.0 million since inception through December 31, 2015. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Revenue

We did not generate any revenues during the years of 2015 and 2014.

Operating Expenses

Our total operating expenses decreased 348,621 or 49% to $335,466 in 2015 as compared to $684,087 in 2014. Included in this decrease was a decrease of $322,413 in professional fees associated with legal and accounting and $95,569 decrease in general and administrative expenses offset by an increase of $118,750 in the management fee paid to TBG and $36,234 increase in personnel related costs.

Liquidity and capital resources

We have an accumulated deficit of $5,037,814 through December 31, 2015. As of December 31, 2015, we had a working capital deficit of $1,027,292. Additionally, Due to the “start-up” nature of our business, we expect to continue to incur foreseeable losses.

These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to maintain and/or expand the range and scope of our business operations; however, there is no assurance that such additional funds will be available for us on acceptable terms, if at all. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash provided by operating activities was $24,622 for the year ended December 31, 2015, compared to net cash used in operating activities of $48,441 for the year ended December 31, 2014.

Net cash used in investing activities was $25,000 for the year ended December 31, 2015 as a result of the investment in Continental Rail, LLC, compared to no cash used in investing activities for the year ended December 31, 2014.

Net cash provided by financing activities was $0 for the year ended December 31, 2015, compared to $3,340 for the year ended December 31, 2014 from the sale of 20,000 shares of common stock.

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

Recent accounting pronouncements

See Note 1 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2015 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as a result of material weaknesses.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers. We have a Board comprised of two members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Position(s) and Office(s) Held
Timothy S. Hart	57	Chairman of the Board, Chief Financial Officer, director
John H. Marino, Jr.	44	Chief Executive Officer, director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Timothy S. Hart. Mr. Hart has served as our Chief Financial Officer and member of our board of directors since December 2012. Mr. Hart has over 30 years of accounting and finance experience. Since July 2013 Mr. Hart has been the CFO and a director of Monkey Rock Group, Inc. (OTC Markets: MKRO). Since January 2014 Mr. Hart has been the CFO and a director of Vanell, Corp. (OTC Markets: VANL). Mr. Hart has held the position of CFO of TBG Holdings Corporation since March 2012 and a director since September 9, 2013. In addition, Mr. Hart holds the position of CFO of TBG Investment Partners, LLLP since October 2, 2013. He has also served as CFO of A1 Group, Inc. since September 1, 2015. Mr. Hart has been providing accounting and consulting services through R3 Accounting LLC, a private accounting firm he formed in 2008. He consulted extensively with RailAmerica, Inc., a NYSE-listed holding company for short line and regional railroads in the U.S. which was acquired by Fortress Investment Group in 2007, during its initial public offering, and assisted the company with governmental compliance. Mr. Hart’s firm also provided consulting, strategic tax planning and compliance, and acquisition audits for Patriot Rail Corp., a Boca Raton, Florida based company which is an operator of short line and regional railroads in the U.S. Mr. Hart served as Chief Financial Officer of Alternative Americas Fuels, Inc. (OTCBB: AFAI) from August 2011 until February 2012. Mr. Hart holds a B.A. in Accountancy, Economics and Business Administration from Thomas More College, and has been a certified public accountant since 1984. Mr. Hart devotes approximately 30% of his time to our business and operations.

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

Family Relationships and Other Matters

There are no family relationships between any of our executive officers and directors. Our directors are appointed for a one-year term to hold office until the next annual meeting of our stockholders and until a successor is appointed and qualified, or until their removal, resignation, or death. Executive officers serve at the pleasure of the board of directors.

Legal Proceedings

None of or directors or officers are involved in any legal proceedings as described in Regulation S-K (§229.401(f)).

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

Director Compensation

We did not compensate our directors for their services on the Board during 2015 and 2014.

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

Compliance with Section 16(a) of the Exchange Act

Because we do not have a class of equity securities registered pursuant to section 12 of the Exchange Act we are not required to make the disclosures required by Item 405 of Regulation SK.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation recorded by us in the past two years for our principal executive officer and principle financial officer and each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation (S)	All Other Compensation ($)	Total ($)
John H. Marino, Jr.,	2015	$42,000	—	—	—	$18,000	—	$ 60,000
Chief Executive Officer (1)	2014	$84,000	—	—	—	$36,000	—	$120,000
Timothy S Hart,	2015	—	—	—	—	—	$143,445	$143,445
Chief Financial Officer (2)	2014	—	—	—	—	—	$169,725	$169,725

———————

(1)

Mr. Marino, Jr. has served as our Chief Executive Officer since June 2013. As of December 31, 2015, the Company has not made any payments against the compensation earned by Mr. Marino Jr.

(2)

Mr. Hart provides services to the Company through R3 Accounting which accounted for $23,445 and $49,725 of compensation in 2015 and 2014, respectively. Additionally, Mr. Hart provides services through TBG which accounted for $120,000 of compensation in each of 2015 and 2014. As of December 31, 2015, no payments for the compensation amounts earned by R3 Accounting or TBG in 2015 and 2014 have been paid.

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

This agreement was suspended on June 30, 2015, however Mr. Marino continues to provide service to the Company.

Outstanding Equity Awards at Fiscal Year-End Table

The Company had no outstanding equity awards as of December 31, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March 28, 2016 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

Name and address of beneficial owner (1)	Number of Shares Beneficially Owned (2)	Percent of Class Owned (2)

Directors and Officers
John H. Marino, Jr. (3)	1,096,041	2.82%
Timothy S. Hart (4)	180,000	0.46%
All officers and directors as a group	1,276,041	3.28%

5% Shareholders
TBG Holdings Corp. (4)	22,882,672	58.79%
TBG Investment Partners LLP (5)	1,000,000	2.57%

———————

(1)

Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 2929 East Commercial Boulevard, PH-D, Fort Lauderdale, FL 33308.

(2)

Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 38,921,911 shares of common stock issued and outstanding on a fully diluted basis as of October 12, 2015. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)

Includes 180,000 common shares held directly by Mr. Hart.

(4)

The number of shares of our common stock owned by Mr. Marino, Jr. includes 1,096,041 shares owned of record by Harrison Holdings, LLC which is controlled by Mr. Marino, Jr.

(4)

Timothy S. Hart, our Chief Financial Officer, is a significant shareholder of TBG Holdings Corp. In such capacity, Mr. Hart may be deemed to have beneficial ownership of these shares.

(5)

The majority shareholder in TBG Investment Partners LLP is TBG Holdings Corp. Timothy S. Hart, our Chief Financial Officer, is a significant shareholder of TBG Holdings Corp. In such capacity, Mr. Hart may be deemed to have beneficial ownership of these shares.

Securities authorized for issuance under equity compensation plans

We have not adopted any equity compensation or similar plans.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a formal written policy for the review and approval of transactions with related parties; however, our Code of Ethics and Corporate Governance Principles require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The Board is responsible for review, approval, or ratification of “related-person transactions” entered into between us and related persons. Under SEC rules (Section 404 (a) of Regulation S-K), a related person is a director, officer, nominee for director, or 5% stockholder of our outstanding shares of common stock since the beginning of the previous fiscal year, and their immediate family members. We are required to report any transaction or series of transactions in which we or a subsidiary is a participant, the amount involved exceeds $120,000, and a related person has a direct or indirect material interest.

The Board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

•

any transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue;

•

compensation to executive officers determined by the Board;

•

compensation to directors determined by the Board;

•

transactions in which all security holders receive proportional benefits; and

•

banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

The Board reviews transactions involving related persons who are not included in one of the above categories and makes a determination whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion. The Board reviews all material facts related to the transaction and takes into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances; the extent of the related person’s interest in the transaction; and, if applicable, the availability of other sources of comparable products or services.

The following are related party transactions for the fiscal years ended December 31, 2015 and 2014:

Pursuant to an agreement dated June 2013, TBG Holdings Corp. of which Timothy Hart our Chief Financial Officer is a principal, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG also agreed to forgive $31,000 of working capital advances made to us. Under this agreement, we agreed to pay TBG a first month’s fee of $25,000 and thereafter a monthly fee of $10,000, and issued it 31,000,000 shares of our common stock valued at $31,000. During the years ended December 31, 2015 and 2014, TBG provided $120,000 and $120,000, respectively, of services. At December 31, 2015, we owed TBG $520,503.

For related party transactions that do not exceed $120,000 please see “Note 4 - Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

Review, Approval or Ratification of Transactions with Related Persons

Our unwritten policy with regard to transactions with related persons is that all material transactions are to be reviewed by the entire Board for any possible conflicts of interest. In the event of a potential conflict of interest, the Board will generally evaluate the transaction in terms of the following standards: (i) the benefits to us; (ii) the impact on a director’s independence in the event the related person is a director, an immediate family member of a director or an entity in which a director is a partner, shareholder or executive officer; (iii) the availability of other sources for comparable products or services; (iv) the terms and conditions of the transaction; and (v) the terms available to unrelated parties or the employees generally. The Board will then document its findings and conclusion in written minutes.

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Baum & Company, P.A. (“Baum”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2015. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

Our Board, in its discretion, may direct the appointment of different public accountants at any time during the year, if the Board believes that a change would be in the best interests of the stockholders. The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to Baum, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

	2015	2014
Audit Fees	$10,000	$21,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$10,000	$21,500

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2015 and 2014
•	Consolidated Statements of Operations for the years ended December 31, 2015 and 2014
•	Consolidated Statements of Stockholders’ Deficit For the Years Ended December 31, 2015 and 2014
•	Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014
•	Notes to Consolidated Financial Statements

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

Continental Rail Corp.

Dated: April 27, 2016	By:	/s/ John H. Marino, Jr.
John H. Marino, Jr.
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Hart	Chairman of the Board of Directors, Chief Financial Officer, director, principal financial and accounting officer	April 27, 2016
Timothy S. Hart

/s/ John H. Marino, Jr.	Chief Executive Officer, director, principal executive officer	April 27, 2016
John H. Marino, Jr.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger filed December 31, 2002 (1)
3.3	Certificate of Amendment to the Articles of Incorporation filed December 31, 2002 (1)
3.4	Certificate of Amendment to the Articles of Incorporation filed June 23, 2003 (1)
3.5	Certificates of Amendment to the Articles of Incorporation filed July 25, 2003 (1)
3.6	Certificates of Amendment to the Articles of Incorporation filed March 30, 2005 (1)
3.7	Certificate of Amendment to the Articles of Incorporation filed October 29, 2007 (1)
3.8	Certificate of Amendment to the Articles of Incorporation filed May 14, 2009 (1)
3.9	Certificate of Amendment to the Articles of Incorporation filed August 26, 2009 (1)
3.10	Certificate of Amendment to the Articles of Incorporation filed September 10, 2010 (1)
3.11	Certificate of Amendment to the Articles of Incorporation filed July 12, 2011 (1)
3.12	Certificate of Change filed September 21, 2011 (1)
3.13	Certificate of Amendment to the Articles of Incorporation filed July 2, 2013 (1)
3.14	Certificates of Amendment to the Articles of Incorporation filed July 10, 2013 (1)
3.15	Bylaws (1)
3.16	Amended and Restated Articles of Incorporation filed June 17, 2014 (1)
10.1	Agreement dated June 25, 2013 by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (1)
10.2	Letter agreement dated May 27, 2013 by and between Continental Rail Corp. and Taylor-DeJongh International (1)
10.3	Employment Agreement effective June 27, 2013 by and between IGSM Group, Inc. and Wayne A. August (1)
10.4	Employment Agreement effective June 25, 2013 by and between IGSM Group, Inc. and John H. Marino, Jr. (1)
10.5	Amendment No. 1 to Agreement by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (1)
10.6	Independent Consultant Agreement dated October 2, 2013 by and between John M. Keasling and Continental Rail Corp. (1)
10.7	Amendment to Independent Consultant Agreement dated June 24, 2014, effective October 2, 2013 by and between Continental Rail Corp. and John M. Keasling (1)
10.8	Agreement between the Company, Continental Rail, LLC, and the Company’s Series A Preferred Shareholders (incorporated by reference from exhibit 10.1 to Form 8-K filed on June 26, 2015)
14.1	Code of Business Conduct and Ethics (1)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

———————

*Filed herewith.

(1)

Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-194337, as amended.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Continental Rail Corp.

We have audited the accompanying balance sheets of Continental Rail Corp. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Continental Rail Corp’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Continental Rail Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baum & Company PA

Miami Beach, FL

 April 14, 2016

CONTINENTAL RAIL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
ASSETS
CURRENT ASSETS:
Cash	$—	$378
Total Current Assets	—	378

OTHER ASSETS:
Investments	25,000	—
Total Assets	$25,000	$378

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - related party	$400,612	$274,276
Accounts payable	63,064	226,568
Accrued expenses - related party	334,454	505,365
Accrued expenses	229,162	38,333

Total Current Liabilities	1,027,292	1,044,542

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000.000 authorized; 0 and 600,000 issued and outstanding at December 31 2015 and 2014, respectively	—	600
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 38,428,911 and 37,872,068 shares issued and outstanding at December 31, 2015 and 2014, respectively	38,429	37,872
Additional paid-in capital	3,997,093	3,606,557
Accumulated deficit	(5,037,814)	(4,689,193)

Total Stockholders' Deficit	(1,002,292)	(1,044,164)

Total Liabilities and Stockholders' Deficit	$25,000	378

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2015	2014

Revenue	$—	$—

Operating Expenses
Professional fees	59,333	235,466
Professional fees - related party	23,445	169,725
Management fee - related party	120,000	1,250
Personnel related expenses	109,867	146,101
Other selling, general and administrative	35,976	131,545
Total Operating Expenses	348,621	684,087
Earnings before taxes	(348,621)	(684,087)
Provision for income taxes	—	—
Net Loss	$(348,621)	$(684,087)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the periods - basic and diluted	38,042,746	37,807,876

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2015 and 2014

	Series A Voting
	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2013	600,000	$600	37,752,068	$37,752	$3,558,337	$(4,005,107)	$(408,418)

Issuance of common stock for cash ($0.17 per share)	—	—	20,000	20	3,320	—	3,340

Issuance of common stock for services ($0.45 per share)	—	—	100,000	100	44,900	—	45,000

Net income (loss)	—	—	—	—	—	(684,086)	(684,086)

Balance, December 31, 2014	600,000	600	37,872,068	37,872	3,606,557	(4,689,193)	(1,044,164)

Cancellation of Series A convertible shares (See Note 4)	(600,000)	(600)	—	—	346,093	—	345,493

Issuance of common stock for services ($0.20 per share)	—	—	225,000	225	44,775	—	45,000

Issuance of restricted shares of common stock related to a prior years PPM adjustment	—	—	331,843	332	(332)	—	—

Net income (loss)	—	—	—	—	—	(348,621)	(348,621)

Balance, December 31, 2015	—	$—	38,428,911	$38,429	$3,997,093	$(5,037,814)	$(1,002,292)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(348,621)	$(684,087)
Adjustments to reconcile loss to net cash used in operating activities:
Issuance of common stock for services	45,000	45,000
Cancellation of Convertible Preferred Series A Stock	345,493	—
Changes in operating assets and liabilities:
Due from related party	—	(100)
Accounts payable - related parties	126,336	170,920
Accounts payable	(163,504)	167,632
Accrued expenses - related party	(170,911)	257,683
Accrued expenses	190,829	(5,489)
Accrued interest payable	—	—
Net cash provided (used) in operating activities	24,622	(48,441)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	(25,000)	—
Net cash flows used in investing activities	(25,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	3,340
Payments on note payable	—	—
Net cash flows provided by financing activities	—	3,340
Decrease in cash and cash equivalents	(378)	(45,101)
Cash and cash equivalents at beginning of year	378	45,479

Cash and cash equivalents at end of year	$—	$378

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Value of common stock issued for services	$45,000	$45,000
Issuance of 331,843 restricted shares of common stock related to a prior years PPM adjustment	—	—

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

NOTE 1 – Organization, Going Concern and Summary of Significant Accounting Policies

Organization

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

The Company has two wholly-owned subsidiaries, Continental Rail Leasing Corp. (a Florida corporation), Transportation Management, Inc. (a Michigan corporation) and Continental Rail Leasing, Corp., an Alberta Canada extra-provincial corporation in order to conduct railcar leasing business in Canada. The subsidiary has a registered office in Calgary Alberta at the office of our registered agent. These subsidiaries are currently inactive.

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

Going Concern

The Company has not generated any revenue during 2015 and 2014. The Company has an accumulated deficit of $5,037,814 as of December 31, 2015, and does not have sufficient operating cash flows. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the year ended December 31, 2015, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated revenues from its planned operations and does not expect to do so in the near future, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to increase revenues along with additional external funding as needed. Management believes that sufficient funding will be available from increased revenues through contracts with short line railroads along with private equity sales and short term borrowings to meet its business objectives, including its anticipated cash needs for working capital for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its projects.

CONTINENTAL RAIL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements.

Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its two wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Estimates

The preparation of the Company’s consolidated financial statements requires management to make estimates and use assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. On an on-going basis, the Company evaluates its estimates. Actual results and outcomes may differ materially from these estimates and assumptions.

Cash and Cash Equivalents

Cash and cash equivalents includes highly liquid investments with original maturities of three months or less. The Company has amounts deposited with financial institutions in excess of federally insured limits.

Fair Value Measurement

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1. Valuations based on quoted prices in active markets for identical assets or liabilities that an entity has the ability to access. The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company has no assets or liabilities valued with Level 3 inputs.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and interest payable approximate their fair value because of the short-term nature of these instruments and their liquidity. It is not practical to determine the fair value of the Company’s notes payable due to the complex terms. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

CONTINENTAL RAIL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributed to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credits and loss carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carry-forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to amounts expected to be realized. The Company reports a liability for unrecognized tax benefits resulting from uncertain income tax positions, if any, taken or expected to be taken in an income tax return. Estimated interest and penalties are recorded as a component of interest expense or other expense, respectively.

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

Net Loss Per Share

The computation of basic earnings per share (“EPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net income per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on earnings per share. Therefore, when calculating EPS if the Company experienced a loss, there is no inclusion of dilutive securities as their inclusion in the EPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2015 and 2014:

	Years Ended
	December 31,
	2015	2014
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(348,621)	$(684,087)

Denominator:
Weighted average number of common shares outstanding	38,042,746	37,807,876

Basic and diluted EPS	$(0.01)	$(0.02)

CONTINENTAL RAIL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02, “Amendments to the Consolidation Analysis”, which amends the consolidation requirements in ASC 810 and significantly changes the consolidation analysis required under U.S. GAAP relating to whether or not to consolidate certain legal entities. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items”, which eliminates the concept from U.S. GAAP the concept of an extraordinary item. Under the ASU, an entity will no longer (1) segregate an extraordinary item from the results of ordinary operations; (2) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (3) disclose income taxes and earnings-per-share data applicable to an extraordinary item. Early adoption is permitted. The Company’s effective date for adoption is January 1, 2016. The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods, although that could change.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205 40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Specifically, ASU 2014-15 provides a definition of the term substantial doubt and requires an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). It also requires certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans and requires an express statement and other disclosures when substantial doubt is not alleviated. The new standard will be effective for reporting periods beginning after December 15, 2016, with early adoption permitted. Management does not expect the adoption of ASU 2014-15 to have a material impact on our financial statements and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes most existing revenue recognition guidance under US GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The standard is effective for annual periods beginning after December 15, 2017, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company does not expect this accounting update to have a material effect on its consolidated financial statements in future periods.

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit further discussion. The Company believes that none of the new standards will have a significant impact on the financial statements.

Note 2 – Investments

On June 19, 2015 the Company acquired 10% of Continental Rail, LLC. The fair market value of the Company’s investment in Continental Rail, LLC was $25,000. Based upon our review there is no need for an impairment charge.

CONTINENTAL RAIL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Note 3 – Equity

Preferred stock

On July 2, 2013, the Company's Board of Directors voted unanimously to amend its Articles of Incorporation to cancel and retire the 5,000,000 authorized and issued Series A Preferred shares to be effective July 1, 2013.

On July 2, 2013 the company amended its Articles of Incorporation to designate a new Series A Preferred Convertible Stock that shall rank on parity with the Company's Common Stock with an effective date of July 1, 2013. The shares of the Series A Convertible Preferred Stock convert into shares of the Company's Common Stock.

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

On July 2, 2013, 600,000 shares were issued to various individuals for services and acquisition of TMS.

On June 19, 2015, in conjunction with the transaction to acquire 10% of Continental Rail, LLC, the Preferred Shareholders returned all 600,000 outstanding shares (convertible to 56,400,000 shares of common stock) of Series A Preferred Stock to the Company, which shares were then cancelled. In addition, the Company was paid $281,086 for certain accounts payable and accrued expenses at the closing of the transaction. The fair market value of the Company’s investment in Continental Rail, LLC was $25,000.

Common stock

In January 2014, the company issued 20,000 shares of its Common Stock for cash at a price of $0.17/share.

On July 15, 2014, the Company issued 100,000 shares of its Common Stock to an outside consultant valued at $0.45 per share pursuant to an amended independent consulting agreement dated June 24, 2014.

During the year ended December 31, 2015, the Company issued 225,000 shares in exchange for services valued at fair market value of $0.20 per share, or $45,000.

During the year ended December 31, 2015, the Company issued 331,843 restricted shares of common stock to satisfy the issuance of shares to investors pursuant to a PPM in 2013.

Note 4 – Related Party Transactions

Pursuant to an agreement dated June 2013, TBG Holdings Corp. of which Timothy Hart our Chief Financial Officer is a principal, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG also agreed to forgive $31,000 of working capital advances made to us. Under this agreement, we agreed to pay TBG a first month’s fee of $25,000 and thereafter a monthly fee of $10,000, and issued it 31,000,000 shares of our common stock valued at $31,000. During the years ended December 31, 2015 and 2014, TBG provided $120,000 and $120,000, respectively, of services. At December 31, 2015, we owed TBG $340,142 which is included in “accounts payable – related party”.

CONTINENTAL RAIL CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Additionally, TBG has provided working capital to the Company to cover operating expenses. During the years ended December 31, 2015 and 2014, TBG provided net operating capital of $87,700 and $72,000, respectively. At December 31, 2015, we owed TBG $160,461 which is included in “accrued expenses – related party”.

R3 Accounting LLC, owned by Mr. Hart our Chief Financial officer, provides accounting, tax and bookkeeping services to the Company. During the years ended December 31, 2015 and 2014, R3 Accounting provided $23,445 and $49,725, respectively, of services. At December 31, 2015, we owed R3 Accounting $70,670 which is included in “accounts payable – related party”.

Note 5 – Pending Legal Matters

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

As of December 31, 2015 there has been no new development in this matter.

Note 6 – Subsequent Events

Management has reviewed material events subsequent to the annual period ended December 31, 2015 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”.

On March 4, 2016, the Company issued 493,000 shares as a result of an error in issuances from prior financings.