Form 10-Q
period 2016-03-31
CONTINENTAL RAIL CORP
filed 2016-05-16
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of May 9, 2016 the issuer had 38,921,911 shares of its common stock issued and outstanding.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2015 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONTINENTAL RAIL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$230	$—
Accounts receivable - related party	—	—
Total Current Assets	230	—

OTHER ASSETS:
Investments	25,000	25,000
Total Assets	$25,230	$25,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - related party	$458,906	$400,612
Accounts payable	58,085	63,064
Accrued expenses - related party	341,654	334,454
Accrued expenses	229,162	229,162

Total Current Liabilities	1,087,807	1,027,292

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000.000 authorized; 0 and 600,000 issued and outstanding at December 31 2015 and 2014, respectively	—	—
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 38,921,911 and 38,428,911 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	38,922	38,429
Additional paid-in capital	3,996,600	3,997,093
Accumulated deficit	(5,098,099)	(5,037,814)

Total Stockholders' Deficit	(1,062,577)	(1,002,292)

Total Liabilities and Stockholders' Deficit	$25,230	$25,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015

Revenue	$—	$—

Operating Expenses
Professional fees	16,902	19,563
Professional fees - related party	43,327	38,094
Personnel related expenses	—	32,572
Other selling, general and administrative	56	—
Total Operating Expenses	60,285	90,229
Earnings before taxes	(60,285)	(90,229)
Provision for income taxes	—	—
Net Loss	$(60,285)	$(90,229)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding during the periods - basic and diluted	38,921,911	37,862,068 *

* Denotes a loss per share of less than $0.01 per share.

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP.

 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)

For the Three Month Period Ended March 31, 2016 (Unaudited) and Year Ended December 31, 2015

	Series A Voting
	Preferred Stock		Common Stock				Total
	$0.001 Par Value		$0.001 Par Value		Additional	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Deficit

Balance, December 31, 2014	600,000	600	37,872,068	37,872	3,606,557	(4,689,193)	(1,044,164)

Cancellation of Series A convertible shares	(600,000)	(600)	—	—	346,093	—	345,493

Issuance of common stock for services ($0.20 per share)	—	—	225,000	225	44,775	—	45,000

Issuance of restricted shares of common stock related to prior years' PPM adjustment	—	—	331,843	332	(332)	—	—

Net income (loss)	—	—	—	—	—	(348,621)	(348,621)

Balance, December 31, 2015	—	—	38,428,911	38,429	3,997,093	(5,037,814)	(1,002,292)

Issuance of restricted shares of common stock related to prior years' PPM adjustment	—		493,000	493	(493)	—	—

Net income (loss)	—	—	—	—	—	(60,285)	(60,285)

Balance, March 31, 2016, (Unaudited)	—	—	38,921,911	$38,922	$3,996,600	$(5,098,099)	$(1,062,577)

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(60,285)	$(90,229)
Adjustments to reconcile loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable - related parties	58,294	38,194
Accounts payable	(4,979)	(14,656)
Accrued expenses - related party	7,200	73,331
Net cash provided (used) in operating activities	230	6,640

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash flows used in investing activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash flows provided by financing activities	—	—

Decrease in cash and cash equivalents	230	6,640
Cash and cash equivalents at beginning of year	—	378

Cash and cash equivalents at end of year	$230	$7,018

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Issuance of 493,000 restricted shares of common stock related to a prior years' PPM adjustment	$—	$—

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2016 AND 2015

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

The Company has two wholly-owned subsidiaries, Continental Rail Leasing Corp (a Florida corporation) and Transportation Management, Inc. (a Michigan corporation). These subsidiaries are currently inactive.

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $60,285 and net cash from operations of $230 for the three-month period ended March 31, 2016, and a working capital deficit of $1,087,577 and stockholders' deficit of $1,062,577 at March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $5.1 million at March 31, 2016. At December 31, 2015 we had no cash on hand. We did not generate any revenues in 2015 or 2014 and we continue to experience operating losses. Currently, our burn rate is approximately $10,000 per month. We have been and expect to continue funding our business until, if ever, we generate sufficient cash flow to internally fund our business, with and through sales of our securities and working capital advances from TBG. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will approximate $300,000 per year until we are successful in generating revenues sufficient to pay our operating expenses. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. There are also no assurances we will be able to raise additional working capital or that TBG will continue to advance funds to us for working capital. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2016 AND 2015

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

Cash and Cash Equivalents

The Company maintains cash balances at two financial institutions. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at March 31, 2016.

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

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more- likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than -not recognition threshold should be recognized in the first subsequent period in which the threshold d is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de- recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

Revenue Recognition

The Company follows the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 for revenue recognition.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2016 AND 2015

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

The Company's financial instruments consisted primarily of accounts payable, accrued liabilities, amounts due to related parties, and debt. The Company's debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company's financial instruments generally approximated their fair values as of March 31, 2016 due to the short- term nature of these instruments

Recent Accounting Pronouncements

The recent accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2016 AND 2015

Note 4 – Stockholders Equity (Deficit)

On March 4, 2016, the Company issued 493,000 shares of its Common Stock as a result of an error in issuances from prior financings.

Note 5 – Related Party Transactions

Due to Related Parties

The Company also utilizes the services of a related party that provides accounting, tax and bookkeeping services to the Company. At March 31, 2016 the Company owes R3Accounting, LLC $98,964 in fees and services provided to the Company. In addition, at March 31, 2016, the Company owes TBG Holdings Corp. $370,142 in consulting and management fees.

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

As of March 31, 2016 there has been no new development in this matter.

Note 7 – Subsequent Events

The Company has reviewed their books and records from the end of the quarter through the date of issuance of these Financial Statements and have determined there are no additional Subsequent Events.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Continental Rail Corp. and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

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

•

rail freight division, and

•

rail rolling stock leasing division.

Our rail freight division intends to acquire strategic short line and regional freight railroads, initially with revenues in the range of $2 million to $10 million annually. Our rail rolling stock leasing division will seek to acquire existing rail car and locomotive leasing companies and/or directly purchase rolling stock for lease to railroads. This division will also seek to acquire rail-related service companies to partner with our freight railroad operations. We also expect to provide management and advisory services to rail entities in matters involving transportation and logistics, marketing, engineering, finance and regulatory matters.

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

Going Concern

We have incurred net losses of $60,285 million since inception through March 31, 2016. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Revenue

We did not generate any revenues during the three month ended March 31, 2016 and 2015, respectively.

Operating Expenses

Our total operating expenses decreased $29,944 or 33% for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2016 we had $230 in cash and a working capital deficit of $1,087,577. Total current liabilities increased 6% at March 31, 2016 from December 31, 2015 as a result of increases in accounts payable – related party, accrued expenses – related party and accounts payable.

For the three months ended March 31, 2016 and 2015, we did not raise any additional funds.

Net cash provided by operating activities for three months ended March 31, 2016 was $230 as compared to $6,640 for three months ended March 31, 2015. This change primarily results of our decreased net loss coupled with decreases in accounts payable, and increases in accounts payable – related parties and accrued expenses – related parties.

Net cash provided by financing activities for the first three months of 2016 was $0 as compared to $0 in 2015.

At March 31, 2016 we had a working capital deficit of $1,087,577 and cash on hand of $230. Our primary source of capital to develop and implement our business plan has been from advances from related parties.

We do not have sufficient capital to fund our current operating expenses for the next 12 months.  As described earlier in this section, we will require additional financing to pay fund our operations, make the acquisitions necessary to expand the company and generate sales and cash flow. Our independent auditors report for the year ended December 31, 2015 includes an explanatory paragraph strategy that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern. While we are seeking to raise additional financing, either loans or additional securities or offerings, there can be no assurance that additional financing will be available to us when needed, on favorable terms or otherwise. Moreover, any such additional financing may dilute the interests of existing stockholders. The absence of additional financing, when needed, could cause our company to delay implementation of its business plan in whole or in part, curtail its business activities and seriously harm our prospects.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting. There have been no changes in our internal control over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

Except for litigation described in the pending legal matters footnote there is no other litigation. Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party averse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

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

Continental Rail Corp.

Dated: May 13, 2016	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: May 13, 2016	By:	/s/ John H. Marino Jr.
John H. Marino Jr.
Chief Executive Officer, principal executive officer