Form 10-Q
period 2016-06-30
CONTINENTAL RAIL CORP
filed 2016-08-12
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

As of July 25, 2016 the issuer had 37,921,911 shares of its common stock issued and outstanding.

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONTINENTAL RAIL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Total Current Assets	$—	$—

OTHER ASSETS:
Investments	—	25,000
Total Assets	$—	$25,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - related parties	$488,906	$400,612
Accounts payable	68,038	63,064
Accrued expenses - related parties	341,364	334,454
Accrued expenses	229,162	229,162

Total Current Liabilities	1,127,470	1,027,292

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 0 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	—	—
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 37,921,911 and 38,428,911 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	37,922	38,429
Additional paid-in capital	3,972,600	3,997,093
Accumulated deficit	(5,137,992)	(5,037,814)

Total Stockholders' Deficit	(1,127,470)	(1,002,292)

Total Liabilities and Stockholders' Deficit	$—	$25,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2016		2015		2016		2015

Revenue	$—		$—		$—		$—

Operating Expenses
Professional fees	9,784		31,920		26,686		51,483
Professional fees - related party	30,000		32,156		73,327		70,250
Personnel related expenses	—		32,295		—		64,867
Other selling, general and administrative	109		11,586		165		11,586
Total Operating Expenses	39,893		107,957		100,178		198,186
Earnings before taxes	(39,893)		(107,957)		(100,178)		(198,186)
Provision for income taxes	—		—		—		—
Net Loss	$(39,893)		$(107,957)		$(100,178)		$(198,186)

Net loss per common share - basic and diluted	$(0.00)	*	$(0.00)	*	$(0.00)	*	$(0.01)

Weighted average number of common shares outstanding during the periods - basic and diluted	38,428,264		37,872,068		38,718,290		37,872,068

* Denotes a loss per share of less than $0.01 per share.

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(100,178)	$(198,186)
Adjustments to reconcile loss to net cash used in operating activities:
Cancellation of Convertible Preferred Series A Stock	—	345,493
Changes in operating assets and liabilities:
Due from related party	—	200
Accounts payable - related parties	88,294	(4,456)
Accounts payable	4,974	(196,242)
Accrued expenses - related party	6,910	64,824
Accrued expenses		13,500
Net cash provided (used) in operating activities	—	25,133

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Continental Rail LLC		(25,000)
Net cash flows used in investing activities	—	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash flows provided by financing activities	—	—

Decrease in cash and cash equivalents	—	133
Cash and cash equivalents at beginning of year	—	378

Cash and cash equivalents at end of year	$—	$511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Investment in Continental Rail, LLC	$(25,000)	$25,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

Note 1 - Organization and Nature of Operations

Continental Rail Corp (the "Company") was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. In 2002, IP Gate, Inc. changed its name to Action Stocks, Inc. and on June 23, 2003, Action Stocks, Inc. changed its name to Specialized Home Medical Services, Inc. Through December 2006 the Company was in the durable medical equipment business through its subsidiary Classic Health, and from January 3, 2006 to June 30, 2009 was in the business of cataloguing and valuing stamps through its South East Stamp Sales subsidiary. On October 29, 2007, Specialized Home Medical Services, Inc. changed its name to IGSM Group, Inc. During 2011 and 2012 the Company focused on researching and identifying potential merger and acquisition opportunities for investment and operating. Late December 2012, the Company contracted the services of TBG Holdings Corporation (“TBG”) who assisted with restructuring the Company into a short line and regional freight railroad holding company that will selectively invest in short line and regional freight railroad properties and railroad rolling stock. On July 10, 2013 the Company changed its name to Continental Rail Corp.

The Company has two wholly-owned subsidiaries, Continental Rail Leasing Corp (a Florida corporation) and Transportation Management, Inc. (a Michigan corporation). These subsidiaries are currently inactive.

On June 19, 2015, the Company entered into an agreement (“Agreement”) with Continental Rail, LLC (“LLC”), a Florida limited liability company, and the Series A Preferred Shareholders of the Company. The Company was actively seeking to secure financing for the purchase of the Delta Southern Railroad (“Delta”), a Class III short-line railroad headquartered in Tallulah, Louisiana. Delta was subsequently purchased by Golden Gate Capital (“Golden Gate”), a private equity firm in San Francisco, California. Golden Gate decided that it was in its best interest to utilize the railroad operations management skills of certain Preferred Shareholders of the Company to manage the daily operations of Delta (“the Manager”). By the terms of the Agreement however, the Delta Manager cannot be owned (more than 10%) or controlled by a public company. Consequently, the LLC was organized by the Preferred Shareholders as the vehicle to manage Delta and satisfy the conditions set forth in the agreement. In conjunction with this transaction the Company received a 10% interest in the LLC and the preferred shareholders returned their preferred shares to the Company for cancelation.

On June 24, 2016, the Company entered into a share exchange agreement with TBG whereas the Company exchanged 100% of its membership interest in the LLC in exchange for 1,000,000 shares of the Company held by TBG. The exchange of the LLC interest was facilitated for the purpose of the Company’s pursuit of future acquisitions and/or mergers with other public and/or private entities that would expand its opportunities to create value for the Company’s shareholders. The 1,000,000 shares were cancelled.

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $100,178 and net cash from operations of $0 for the six-month period ended June 30, 2016, and a working capital deficit of $1,127,470 and stockholders' deficit of $1,127,470 at June 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $5.13 million at June 30, 2016. At June 30, 2016 and at December 31, 2015 we had no cash. We did not generate any revenues for the six months ended June 30, 2016 and for the years 2015 or 2014 and we continue to experience operating losses. Currently, our burn rate is approximately $10,000 per month. We have been and expect to continue funding our business until, if ever, we generate sufficient cash flow to internally fund our business, with and through sales of our securities and working capital advances from TBG. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximate $300,000 per year until we are successful in generating revenues sufficient to pay our operating expenses. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. There are also no assurances we will be able to raise additional working capital or that TBG will continue to advance funds to us for working capital. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

Note 3 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to interim financial information and the requirements of Form 10-Q and Article 10 of Regulation S-X of the SEC.  Accordingly, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States for complete consolidated financial statements.  Interim results are not necessarily indicative of results for a full year.  In the opinion of the management, all adjustments considered necessary for a fair representation of the financial position and the results of operations and cash flows for the interim periods have been included.

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

Cash and Cash Equivalents

The Company maintains cash balances at two financial institutions. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at June 30, 2016.

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

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more- likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than -not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de- recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de- recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

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

Net Loss Per Share

Basic loss per share ("EPS") is computed by dividing the net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period including stock warrants using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants) and convertible debt or convertible preferred stock using the if-converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

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

FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

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

The Company's financial instruments consisted primarily of accounts payable, accrued liabilities, amounts due to related parties, and debt. The Company's debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company's financial instruments generally approximated their fair values as of June 30, 2016 due to the short- term nature of these instruments

Recent Accounting Pronouncements

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

On June 24, 2016, the Company entered into a share exchange agreement with TBG whereas the Company exchanged 100% of its membership interest in     the LLC in exchange for 1,000,000 shares of the Company held by TBG. The LLC was valued at $25,000 and recorded as Additional Paid-in Capital. The 1,000,000 shares were cancelled.

Note 5 – Related Party Transactions

Due to Related Parties

The Company also utilizes the services of a related party that provides accounting, tax and bookkeeping services to the Company. At June 30, 2016 the Company owes R3Accounting, LLC $98,964 in fees and services provided to the Company. In addition, at June 30, 2016, the Company owes TBG Holdings Corp. $401,364 in consulting and management fees.

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

As of June 30, 2016 there has been no new development in this matter.

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

Once we have closed one or more acquisitions, we expect to generate revenues from the operation of existing rail car leases through our rail rolling stock division. Additional revenues will result from consulting and advisory services to operators. These consulting services may also result in contracts for the operation and shippers. Our primary operating costs are expected to be the cost of due diligence to investigate and acquire profitable companies that meet our criteria. Additional costs will include legal, audit and professional services necessary to include these operations and file the required regulatory SEC and other filings

Plan of Operation

We do not own any short line or regional freight railroads or any rolling stock for lease to railroads or shippers. During the next 12 months, our planned activities include:

•

closing the first short line railroad. We will also continue to focus our efforts on securing management contracts which will permit us to generate revenues without the need to raise capital to acquire railroads or rolling stock.

•

our operational efforts to date have also included identifying acquisition targets, early stage discussion with these targets, establishing a relationship with a financing source and debt and/or equity capital raising activities. During the third and forth quarters of 2016, subject to the availability of sufficient capital, we will seek to close an acquisition of a short line railroad. Our efforts in connection with this transaction will include both negotiating the terms of an acquisition agreement and securing the commitment from third-party lenders to provide the funds necessary to consummate the acquisition. As described elsewhere herein, our internal analysis estimates the purchase price of a typical short line railroad which we may target will be between $500,000 and $2 million. However, as of the date of this report, we are not a party to any agreements or understanding regarding a potential acquisition nor do we have any firm commitments to provide the necessary financing; and

•

lastly, during the next 12 months we will expand our infrastructure to hire additional management and administrative personnel to both support our expected growth and our public company reporting obligations.

Going Concern

We have incurred net losses of $5,137,992 million since inception through June 30, 2016. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Revenue

We did not generate any revenues during the three months ended June 30, 2016 and 2015, respectively.

Operating Expenses

Our total operating expenses decreased $68,064 or 63% for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 due to continued inactivity.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Revenue

We did not generate any revenues during the six months ended June 30, 2016 and 2015, respectively.

Operating Expenses

Our total operating expenses decreased $98,008 or 49% for the six months ended June 30, 2016 as compared to the three months ended June 30,

2015 due to continued inactivity.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2016 we had $0 in cash and a working capital deficit of $1,127,470. Total current liabilities increased 10% at June 30, 2016 from December 31, 2015 as a result of increases in accounts payable – related party, accrued expenses – related party and accounts payable.

For the six months ended June 30, 2016 and 2015, we did not raise any additional funds.

Net cash provided by operating activities for six months ended June 30, 2016 was $0 as compared to $25,133 for six months ended June 30, 2015. This change primarily results of our decreased net loss coupled with increases in accounts payable, and increases in accounts payable – related parties and accrued expenses – related parties.

Net cash provided by financing activities for the first six months of 2016 was $0 as compared to $0 in 2015.

At June 30, 2016 we had a working capital deficit of $1,127,470 and cash on hand of $0. Our primary source of capital to develop and implement our business plan has been from advances from related parties.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off- balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Continental Rail Corp.

Dated: August 12, 2016	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: August 12, 2016	By:	/s/ John H. Marino Jr.
John H. Marino Jr.
Chief Executive Officer, principal executive officer