Form 10-Q
period 2016-09-30
CONTINENTAL RAIL CORP
filed 2016-11-04
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

As of October 11, 2016 the issuer had 37,921,911 shares of its common stock issued and outstanding.

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONTINENTAL RAIL CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$155	$—
Total Current Assets	155	—

OTHER ASSETS:
Investments	—	25,000
Total Assets	$155	$25,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - related party	$518,896	$400,612
Accounts payable	86,852	63,064
Accrued expenses - related party	344,964	334,454
Accrued expenses	229,162	229,162

Total Current Liabilities	1,179,874	1,027,292

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 0 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	—	—
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 37,921,911 and 38,428,911 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	37,922	38,429
Additional paid-in capital	3,972,600	3,997,093
Accumulated deficit	(5,190,241)	(5,037,814)

Total Stockholders' Deficit	(1,179,719)	(1,002,292)

Total Liabilities and Stockholders' Deficit	$155	$25,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenue	$—	$—	$—	$—

Operating Expenses
Professional fees	14,071	83,826	40,757	135,309
Professional fees - related party	32,486	43,195	105,813	113,445
Personnel related expenses	—	—	—	64,867
Other selling, general and administrative	5,692	1,344	5,857	12,930
Total Operating Expenses	52,249	128,365	152,427	326,551
Earnings before taxes	(52,249)	(128,365)	(152,427)	(326,551)
Provision for income taxes	—	—	—	—
Net Loss	$(52,249)	$(128,365)	$(152,427)	$(326,551)

Net loss per common share - basic and diluted	$— *	$— *	$— *	$(0.01)

Weighted average number of common shares outstanding during the periods - basic and diluted	37,921,911	38,203,911	38,450,893	37,956,176

* Denotes a loss per share of less than $0.01 per share.

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(152,427)	$(326,551)
Adjustments to reconcile loss to net cash used in operating activities:
Issuance of common stock for services	—	66,369
Cancellation of Convertible Preferred Series A Stock	—	345,493
Changes in operating assets and liabilities:
Due from related party	—	(200)
Accounts payable - related parties	118,284	35,800
Accounts payable	23,788	(180,241)
Accrued expenses - related party	10,510	70,524
Accrued expenses	—	13,499
Net cash provided (used) in operating activities	155	24,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash flows used in investing activities	—	(25,000)

Decrease in cash and cash equivalents	155	(307)
Cash and cash equivalents at beginning of year	—	378

Cash and cash equivalents at end of year	$155	$71

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

NON CASH INVESTING AND FINANCING ACTIVITIES
Investment in Continental Rail, LLC	$(25,000)	$25,000

(The accompanying notes are an integral part of these condensed consolidated financial statements)

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

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

Note 2 – Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $152,427 and net cash from operations of $155 for the nine-month period ended September 30, 2016, and a working capital deficit of $1,179,719 and stockholders' deficit of $1,179,719 at September 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Our financial statements have been prepared assuming we will continue as a going concern. We have experienced substantial and recurring losses from operations, which losses have caused an accumulated deficit of $5.19 million at September 30, 2016. At September 30, 2016 we had $155 of cash as compared to $0 at December 31, 2015. We did not generate any revenues for the nine months ended September 30, 2016 and for the years 2015 or 2014 and we continue to experience operating losses. Currently, our burn rate is approximately $10,000 per month. We have been and expect to continue funding our business until, if ever, we generate sufficient cash flow to internally fund our business, with and through sales of our securities and working capital advances from TBG. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We anticipate that our operating expenses will be approximate $200,000 per year until we are successful in generating revenues sufficient to pay our operating expenses. There are no assurances that we will be able to increase our revenues and cash flow to a level which supports profitable operations and provides sufficient funds to pay our obligations. There are also no assurances we will be able to raise additional working capital or that TBG will continue to advance funds to us for working capital. If we are unable to meet those obligations, we could be forced to cease operations in which event investors would lose their entire investment in our company.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

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

Cash and Cash Equivalents

The Company maintains a cash balance at one financial institution. The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents. The Company had no cash equivalents at September 30, 2016.

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

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

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

Net Loss Per Share

Basic loss per share ("EPS") is computed by dividing the net loss attributable to the Company that is available to common stockholders by the weighted average number of common shares outstanding during the period, excluding the effects of any potentially dilutive securities. Diluted EPS gives effect to all dilutive potential shares of common stock outstanding during the period including stock warrants using the treasury stock method (by using the average stock price for the period to determine the number of shares assumed to be purchased from the exercise of warrants) and convertible debt or convertible preferred stock using the if- converted method. Diluted EPS excludes all dilutive potential of shares of common stock if their effect is anti-dilutive.

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

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

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

The Company's financial instruments consisted primarily of accounts payable, accrued liabilities, amounts due to related parties, and debt. The Company's debt approximates fair value based upon current borrowing rates available to the Company for debt with similar maturities. The carrying amounts of the Company's financial instruments generally approximated their fair values as of September 30, 2016 due to the short- term nature of these instruments.

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

Note 5 – Related Party Transactions

Due to Related Parties

The Company also utilizes the services of a related party that provides accounting, tax and bookkeeping services to the Company. At September 30, 2016 the Company owes R3Accounting, LLC $114,777 in fees and services provided to the Company. In addition, at September 30, 2016, the Company owes TBG Holdings Corp. $430,132 in consulting and management fees.

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

As of September 30, 2016 there has been no new development in this matter.

CONTINENTAL RAIL CORP. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

Note 7 – Subsequent Events

On November 3, 2016, Continental Rail Corp., a Nevada corporation (“CRCX”) entered into a Letter of Intent (the “Agreement”) with IHL of Florida, Inc., a Florida corporation (“MEDIX”).

As a result of the Agreement, CRCX will acquire one hundred percent (100%) of the authorized capital stock, including the issued and outstanding common stock, of MEDIX in exchange for yet to be determined number of shares of common stock of CRCX.

Prior to this, on July 8, 2016, MEDIX entered into a Share Exchange Agreement with MediXall, Inc., a Florida corporation (“MediXall”). MediXall was founded in November 2015 by Noel Guillama and Jennie Rios. The Company is a technology and innovative-driven organization purposefully designed and structured to bring effective change to the healthcare industry by improving healthcare and reducing costs.  The Company currently has the exclusive rights to 10 patents and 18 pending patents related to healthcare technologies licensed by The Quantum Group, Inc., (a privately-held Florida corporation), an incubator of companies that design, develop and deploy innovative solutions, technology, products, and services to the healthcare industry.

MEDIX is currently in development of a cloud-based electronic marketplace titled MediXaid where clients can shop for their own medical services; diagnostic procedures and services; and medical equipment and devices. In this proposed marketplace, consumers, as well as corporations such as insurance companies, will be able to purchase on the platform what they seek and how they seek it. The platform will be designed to work in both a mobile and desktop environment. MediXaid will operate in the form of a reverse auction where the consumer will choose from a list of products and/or services required. Qualified and vetted suppliers will compete based on a combination of quality score, location, best price and convenience.

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

Plan of Operation

On November 3, 2016, Continental Rail Corp., a Nevada corporation (“CRCX”) entered into a Letter of Intent (the “Agreement”) with IHL of Florida, Inc., a development stage corporation (“MEDIX”).

As a result of the Agreement, CRCX will acquire one hundred percent (100%) of the authorized capital stock, including the issued and outstanding common stock, of MEDIX in exchange for yet to be determined number of shares of common stock of CRCX.

Prior to this, on July 8, 2016, MEDIX entered into a Share Exchange Agreement with MediXall, Inc., a Florida corporation (“MediXall”). MediXall was founded in November 2015 by Noel Guillama and Jennie Rios. The Company is a technology and innovative-driven organization purposefully designed and structured to bring effective change to the healthcare industry by improving healthcare and reducing costs.  The Company currently has the exclusive rights to 10 patents and 18 pending patents related to healthcare technologies licensed by The Quantum Group, Inc., (a privately-held Florida corporation), an incubator of companies that design, develop and deploy innovative solutions, technology, products, and services to the healthcare industry.

MEDIX is currently in development of a cloud-based electronic marketplace titled MediXaid where clients can shop for their own medical services; diagnostic procedures and services; and medical equipment and devices. In this proposed marketplace, consumers, as well as corporations such as insurance companies, will be able to purchase on the platform what they seek and how they seek it. The platform will be designed to work in both a mobile and desktop environment. MediXaid will operate in the form of a reverse auction where the consumer will choose from a list of products and/or services required. Qualified and vetted suppliers will compete based on a combination of quality score, location, best price and convenience.

For further information see our filing on Form 8-K dated November 3, 2016.

Going Concern

We have incurred net losses of $5,190,241 million since inception through September 30, 2016. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2015 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Revenue

We did not generate any revenues during the nine months ended September 30, 2016 and 2015, respectively.

Operating Expenses

Our total operating expenses decreased $76,116 or 59% for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 due to continued inactivity.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Revenue

We did not generate any revenues during the nine months ended September 30, 2016 and 2015, respectively.

Operating Expenses

Our total operating expenses decreased $174,124 or 53% for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 due to continued inactivity.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2016 we had $155 in cash and a working capital deficit of $1,179,719. Total current liabilities increased 15% at September 30, 2016 from December 31, 2015 as a result of increases in accounts payable – related party, accrued expenses – related party and accounts payable.

For the nine months ended September 30, 2016 and 2015, we did not raise any additional funds.

Net cash provided by operating activities for nine months ended September 30, 2016 was $155 as compared to $24,693 for nine months ended September 30, 2015. This change primarily results of our decreased net loss coupled with increases in accounts payable, and increases in accounts payable – related parties and accrued expenses – related parties.

Net cash provided by financing activities for the first nine months of 2016 was $0 as compared to $0 in 2015.

At September 30, 2016 we had a working capital deficit of $1,179,719 and cash on hand of $155. Our primary source of capital to develop and implement our business plan has been from advances from related parties.

We do not have sufficient capital to fund our current operating expenses for the next 12 months. As described earlier in this section, we will require additional financing to fund the MEDIX operations, and generate sales and cash flow. Our independent auditors report for the year ended December 31, 2015 includes an explanatory paragraph strategy that our lack of revenues and working capital raise substantial doubt about our ability to continue as a going concern. While we are seeking to raise additional financing, either loans or additional securities or offerings, there can be no assurance that additional financing will be available to us when needed, on favorable terms or otherwise. Moreover, any such additional financing may dilute the interests of existing stockholders. The absence of additional financing, when needed, could cause our company to delay implementation of its business plan in whole or in part, curtail its business activities and seriously harm our prospects.

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

Continental Rail Corp.

Dated: November 3, 2016	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: November 3, 2016	By:	/s/ John H. Marino Jr.
John H. Marino Jr.
Chief Executive Officer, principal executive officer