Form 10-K
period 2016-12-31
MediXall Group, Inc.
filed 2017-03-30
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-194337

MediXall Group, Inc.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based upon the closing sale price of the registrant’s common stock on March 24, 2017, as reported on the OTC Markets Group Inc. QBTM tier (the “OTCQB”) was $487,654.

As of March 24, 2017 there were 28,564,546 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS

MediXall Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

OTHER PERTINENT INFORMATION

We maintain our web site at www.medixall.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this prospectus the terms “MediXall", the "Company," "we", "us", "our" and similar terms refer to MediXall Group, Inc., a Nevada corporation, and its subsidiary, IHL of Florida, Inc., a Florida corporation. In addition, “2015” refers to the year ended December 31, 2015, “2016” refers to the year ended December 31, 2016, and “2017” refers to the year ending December 31, 2017.

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

Such forward-looking statements include statements regarding, among other things, matters associated with:

•	our ability to continue as a going concern,
•	our history of losses which we expect to continue,
•	the significant amount of liabilities due related parties,
•	our ability to raise sufficient capital to fund our company,
•	our ability to integrate acquisitions and the operations of acquired companies,
•	the limited experience of our management in the operations of a public company,
•	potential weaknesses in our internal control over financial reporting,
•	increased costs associated with reporting obligations as a public company,
•	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,
•	the ability of our board of directors to issue preferred stock without the consent of our stockholders,
•	our management controls the voting of our outstanding securities,
•	the conversion of shares of Series A preferred stock will be very dilutive to our existing common stockholders,
•	risks associated with our status as an emerging growth company,
•	risks associated with and unique to health care, and
•	risks associated with stability of the internet, data security, exposure to data breach.

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

PART I

ITEM 1.  BUSINESS.

History

MediXall Group, Inc. (formerly Continental Rail Corp.) was incorporated under the laws of the state of Nevada on December 21, 1998 under the name IP Gate, Inc.

On December 31, 2002, IP Gate, Inc. entered into a share exchange agreement and merged with Action Stocks, Inc., a Nevada corporation. Under the terms of the agreement, the original shareholders of IP Gate retained ownership of their shares and Action Stocks shareholders received 14.25 shares of the surviving corporation for each share they owned prior to the merger. The management of the former Action Stocks became the officers and directors of the surviving corporation, which then changed its name to Action Stocks, Inc.

On June 3, 2003, Action Stocks merged with Classic Health Systems. Classic Health Systems was in the Durable Medical Goods industry delivering equipment for home care such as oxygen, ventilators, beds, and CPAPs.

On June 23, 2003 Action Stocks changed its name to Specialized Home Medical Services, Inc. as a result of the acquisition of Classic Health Systems Inc. which continued as a wholly owned subsidiary. On January 3, 2006, the officers and directors resigned in favor of a new board and the incoming President and CEO purchased a block of treasury stock, and became the majority shareholder. Immediately following this change of control, the new management added another wholly owned subsidiary, South East Stamp Sales, LLC in order to expand the company’s operations. This new subsidiary provided cataloging and valuation services for auction companies. In December 2007, the durable medical equipment business and inventory was sold for cash to a similar business operating in the same market, due to declining sales.

Specialized Home Medical Services changed its name to IGSM Group, Inc. in April 2007 to reflect its diverse operations and the removal of the medical related business. The South East Stamp Sales, LLC subsidiary continued operations until December 2009, when it lost the majority of its business due to an economic downturn in its primary customer. The company attempted to engage in an internet technology business through a licensing or acquisition strategy, but it was unsuccessful.

Late December 2012, the Company contracted the services of TBG Holdings Corporation (“TBG”) who assisted with restructuring the Company into a short-line and regional freight railroad holding company. On June 23, 2013, IGSM Group entered into a share exchange agreement with Transportation Management Services, Inc. under which IGSM acquired all of the outstanding stock of TMS in exchange for the issuance of 1,500,000 shares of preferred IGSM stock. TMS was in the business of providing consulting services to railroad companies. IGSM Group changed its name to Continental Rail Corp effective July 10, 2013.

On June 19, 2015, the Company entered into an agreement with Continental Rail, LLC (“LLC”), a Florida limited liability company, and the Series A Preferred Shareholders of the Company. The Company was actively seeking to secure financing for the purchase of the Delta Southern Railroad (“Delta”), a Class III short-line railroad headquartered in Tallulah, Louisiana. Delta was subsequently purchased by Golden Gate Capital (“Golden Gate”), a private equity firm in San Francisco, California. Golden Gate decided that it was in its best interest to utilize the railroad operations management skills of certain Preferred Shareholders of the Company to manage the daily operations of Delta (“the Manager”). By the terms of the Agreement, however the Delta Manager cannot be owned (more than 10%) or controlled by a public company. Consequently, the LLC was organized by the Preferred Shareholders as the vehicle to manage Delta and satisfy the conditions set forth in the agreement. In conjunction with this transaction the Company received a 10% interest in the LLC and the preferred shareholders returned their preferred shares to the Company for cancelation.

On June 24, 2016, the Company entered into a share exchange agreement with TBG where the Company exchanged 100% of its membership interest in the LLC in exchange for 1,000,000 shares of the Company held by TBG. The exchange of the LLC interest was facilitated for the purpose of the Company’s pursuit of future acquisitions and/or mergers with other public and/or private entities that would expand its opportunities to create value for the Company’s shareholders. The 1,000,000 shares were cancelled.

On November 22, 2016, Continental Rail Corp. filed a Certificate of Amendment pursuant to Nevada Revised Statutes (“NRS”) sections 78.385 and 78.390 and a Certificate of Change pursuant to NRS 78.0295 with the Nevada Secretary of State. The Certificate of Amendment provided for a change in the Company’s name from Continental Rail Corp. to MediXall Group, Inc. to reflect a change in our business model to a Healthcare Incubator of development-stage healthcare technology companies. The Certificate of Change provided for a 1 for 15 reverse stock split of the Company’s issued and outstanding common stock, reducing the number of common shares outstanding from 38,921,911 to 2,595,379 of which approximately 85% was controlled by related parties. No preferred shares were outstanding at the time of the Merger discussed below.

On December 13, 2016 the Company, completed a Share Exchange Agreement and Plan of Reorganization (the “Merger”) with IHL of Florida, Inc., a Florida corporation (“IHL”) established in April, 2016 and under common control with the Company. Pursuant to the Merger, IHL shareholders transferred to the Company all their issued and outstanding shares of capital stock. In exchange, the Company agreed to issue 41,131,000 shares of common stock to IHL shareholders, including 18,599,750 shares issued to common control parties and 264,894 shares of Series A Preferred Stock, all issued to common control parties, and convertible into 24,900,000 shares of common stock. The share issuances represent approximately 94.1% of the total issued and outstanding shares of common stock of the Company post-closing. As a result, the Company (i) became the 100% parent of IHL; (ii) assumed the operations of IHL; and (iii) changed its name from Continental Rail Corp. to MediXall Group, Inc.

Due to the common control of IHL and the Company, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control” and other SEC guidance including for lack of economic substance, the Merger was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting as a result of a business combination between entities under common control requires the receiving entity (i.e., the Company) to report the results of operations as if both entities had always been combined. The consolidated financial statements include both entities’ full results since the inception of IHL in April, 2016.

Prior to the Merger, On July 8, 2016, IHL entered into a Share Exchange Agreement with MediXall, Inc., a Florida corporation founded in November 2015. MediXall, Inc is a technology and innovative-driven organization purposefully designed and structured to bring effective change to the healthcare industry by improving healthcare and reducing costs. The Company currently has the rights to use 13 patents and 18 pending patents related to healthcare technologies licensed by The Quantum Group, Inc., (a privately-held Florida corporation), an incubator of companies that design, develop and deploy innovative solutions, technology, products, and services to the healthcare industry. MediXall, Inc. had no material operations prior to the Share Exchange which resulted in the acquisition of $2,200 of debt and no assets or revenue generating activities.

Business Overview

We are an Incubator of development-stage healthcare technology companies. Our mission is to revolutionize the medical industry by improving communication; providing better technology and support services; and enabling more efficient, cost-effective healthcare for the consumer.

Through licensing agreements, we have created the MediXaid Platform (the “MediXaid Platform”), which has developed a region by region medical services and products e-Marketplace to allow purchasers of products and services, including but not limited to consumers, insurance companies, self-insured employers, at-risk providers (such as Accountable Care Organizations) and others, to solicit bids from vendors including diagnostic companies and product providers based on location, quality, customer satisfaction results and best value. This regional medical/healthcare e-marketplace will allow patients to confidentially (using coded profiles and encrypted member identification) solicit for the MRI services (and all other services and products) within a given radius of their location. The MediXaid Platform will have multiple providers for all services, reversed bidding for the product or service and a variety of conditions that may be selected by patients such as location, delivery time and insurance network affiliation to be bid on by the provider based on their cost structure, immediate capacity, availability and ability to meet the patient’s selections.

Market Analysis

U.S. government reports confirm that healthcare spending in the United States continues to grow at a multiple of current inflation and by nearly five times the growth in GDP for the comparable period. At the current rate of growth, healthcare costs are predicted to grow to $4.7 trillion by 2021. At that point, healthcare spending will account for nearly 20 percent of our forecast GDP as compared to approximately 17% in 2014.

In a National Health Expenditures Projections report, Centers for Medicare and Medicaid Services (“CMS”) estimated that the average annual healthcare spending in the United States is projected to outpace the average annual growth in the overall economy by 2 to 3 percentage points per year. The projected principal drivers for this growth include continued cost-increasing medical innovation, inflation, continued demand for prescription drugs and the aging baby boomer demographic.

Our Competitive Strengths

We know of no other company in the medical exchange marketplace that is prepared to offer the full range of medical equipment, medical devices, products and services credentialed in accordance with healthcare industry standards. The competitors of MediXaid are the online “look-up” medical equipment and device brokers. They offer no other assistance to the consumer/patient other than to display selected items and prices at various locations for consumer/patient purchase. These competitors are essentially recast Angie’s List, eBay or Thumbtack type of sites and provide no information

The business model adopted by MediXaid includes the credentialing of all providers on the platform, real-time validation of consumer/patient health insurance, a robust payment system for consumer/patient payment to the provider, a scheduling system for setting appointments for services and the bidding portal for the providers. These elements, unique to MediXaid constitute an extremely high barrier of entry to anyone desiring to be competitive with MediXaid.

Competitors

Subject to financing, we believe that we should be able to introduce our product to the marketplace by the fourth quarter of 2017.

Based on our experience and market analysis, there are various potential competitors that are providing online sales of medical equipment and durable medical devices; however, we have found no other company in the niche that MediXaid is creating. The following companies could modify their business model and compete with MediXaid in the future:

McKesson, Inc.® – a public corporation trading as “MCK” in the NYSE and currently ranked 15th on the Fortune 500, delivers pharmaceuticals, medical supplies and healthcare information technology. At intersection with MediXaid the company provides a wide-range of medical devices and supplies for healthcare providers, including physicians and hospitals. The company also provides durable medical equipment for home healthcare to long-term care and home healthcare agencies; however, they do not provide access to physician or provider services.

Amerisourcebergen Corporation® - a public corporation trading as “ABC” on the NYSE and currently ranked 16th on the Fortune 500, distributes generic, branded and over-the-counter pharmaceuticals, as well as some medical supplies and other products, using its network of more than two dozen facilities. A specialty distribution unit focuses on sensitive and complex biopharmaceuticals and other operations that includes pharmaceutical packaging.

Cardinal Health Inc.® - a public corporation trading as “CAH” on the NYSE and currently ranked 26th on the Fortune 500, a top distributor of pharmaceuticals and other medical supplies and equipment in the US. Its medical division parcels out medical, laboratory and surgical supplies and provides logistics, consulting and data management. Customers include retail pharmacies, hospitals, nursing homes, doctor's offices and other health care businesses. International markets for Cardinal Health include China.

Based upon our competitor analysis to date the large corporations are well positioned to deliver medical equipment, products and durable medical devices to physicians, hospitals, pharmacies and healthcare services businesses. We believe that there is no company positioned to address the growing shift in healthcare toward the individual patient/consumer.

MediXaid has recognized this growing shift toward a “patient-centric” control of their own wellness and has designed the MediXaid platform to open a new vista of opportunity for the patient/consumer to not just manage their own wellness but potentially reduce their total out of pocket expenditures in this era of growing deductibles and healthcare costs.

Our Business Strategy

The US healthcare industry in 2014 had passed the $3.2 trillion (USD) in annual expenditures consuming over 17% of GDP. Healthcare expenditures have been growing at a higher rate than inflation over the last 50 years, and only recently has this trend slowed. We believe that contrary to media reports the slowdown is part of the aftermath of “the great recession” of 2008 and 2009 and only with stubbornly high unemployment and corresponding underemployment has this trend line suspended. We believe this trend will prove short-lived and the long-term trend lines will be reestablished in 2017 for four primary reasons:

•

The headwinds of economic contraction of unemployment will diminish.

•

The function of the Affordable Care Act (ACA) of 2009 has and will bring millions of new insured patients to the traditional marketplace, many of which have not had the benefits of continuous medical care, preventative care or access to full-service ancillary and diagnostic care.

•

The continuing aging of 77 million baby boomers that are reaching 65 at a rate of 10,000 per day, a long term master trend that will have an impact on every segment of health care going forward.

•

Gen-Y with 76 million in population are now “shopping” for healthcare and expect this type of technology to be readily available. This generation is already accustomed to finding everything via a computer or smart phone. They will be the ones who go into sticker shock when they start finding out how expensive healthcare really is. We expect this to create a dependency on our platform for generations to come.

The Problem:

Technology is transforming every industry in the US with the exception of healthcare and education. We believe that a tipping point has been reached and healthcare is currently experiencing an inflection point. The use of the Internet has transformed everything from buying a book, arranging a vacation, purchasing services for the home, buying a TV, a car and even a home. Today, consumers believe they can buy nearly anything online or get the best and highest value by checking online.

The Affordable Care Act, or “ObamaCare,” as it is sometimes referred to, has begun to change the way we buy insurance and interact with our government. For all the shortcomings of the much-publicized www.healthcare.gov website, it has pushed industry past the line in the sand and is forcing healthcare into the “technology era” with the rest of industry. It is our contention that the US government mandate that Providers use Electronic Medical Records (EMR) and cash incentives for Providers of over $35 billion in government grants has changed the healthcare industry forever.

As the planned changes in ACA have been phased in the result has been skyrocketing premiums and unaffordable deductibles. "Deductibles have been going up so much faster than wages, almost seven times faster than wages," said Drew Altman, president and CEO of the Kaiser Family Foundation. "When out-of-pocket costs are going up at a time when wages are flat, the pain level is still pretty high." He said higher deductibles are particularly difficult for people with chronic illnesses. "They may not get the health care they need if they have a very high deductible.1" We believe that demand for ancillary and support products and services as a “bridge” between normal primary care needs will be higher than ever.

Cara Calvin, benefits manager at Alcott HR, a provider of human resources outsourcing solutions in Farmingdale, N.Y. stated, “researching or ‘shopping around’ for different facilities for procedures and services can result in lower costs to the employee, the insurance carrier and eventually the employer.2” In particular, large employers who self-insure can benefit from shopping their health care services and reducing their healthcare costs which creates an incentive for both employee and employer to use the MediXaid platform.

Example:

A patient with a $5,000 annual deductible plan has just been told by a doctor that in order to rule out a possible medical condition, or to confirm a condition, it is indicated that the patient receive an MRI with contrast of the head.

From experience we know that the doctor will likely call a provider that they consider to be their favorite to pursue these MRI services, and the MRI services will contact the health plan of the consumer to obtain the information necessary to obtain proper authorization, determine benefits as well as co-pays and deductibles of the health plan and advise the patient/member of the list of approved ancillary providers. With a high deductible plan, it is very likely that the patient will be responsible for the entire or substantially all the cost of the procedure, and yet the patient was NOT involved in the securing of the best price or value.

———————

1

Source: http://www.npr.org/sections/health-shots/2015/09/22/442546652/rising-health-deductibles-take-bigger-bite-out-of-family-budgets.

2

Source: http://www.shrm.org/hrdisciplines/benefits/articles/pages/benefit-trends-2016.aspx.

This process has been the same for decades.

Generally, the health plan has negotiated a contract with a given provider in its network that pre-determines both cost, as well as the patient's co-pay, or remaining deductible amount, consistent with their health plan benefits. The patient does not pick generally the MRI Provider, and has little knowledge of the cost. Until recently it had been assumed by the industry experts that the health plan had the best network AND had negotiated the best prices; yet, market conditions have changed and our management experience confirms this assumption is not always true, in fact it is seldom true. This is due in part to both lack of transparency and the ability to have dynamic pricing.  Our experience further tells us that the same contrast MRI cost can range between $400 and $3,000, depending on a number of situational conditions. Our goal is to make the process confidential, more effective and financially more transparent.

Our Solution:

We propose creating a region by region medical and healthcare-related electronic marketplace to allow purchasers of related goods, services and products, including but not limited to consumers, insurance companies, self-insured employers, at-risk providers (such as Accountable Care Organizations) and others, to solicit bids from vendors including diagnostic companies and product providers based on location, quality, customer satisfaction results and best value.

This regional medical/healthcare marketplace will allow patients to confidentially (using encoded and encrypted profiles to protect their identity until a purchase is made) solicit for the MRI services (and all other services and products) within a given radius of their location. It will have multiple providers for all services, reversed bidding for the product or service based on cost structure and availability.

In our example, a patient may be willing to do an MRI if the cost was lower on an evening or even a weekend to pay less, or may be willing to pay slightly more to receive the MRI the same day. The benefit to providers is self-evident, access to a patient that they may not have had any access to, and higher equipment utilization through higher volume. It also allows an MRI provider to price to the market based on the volume they are seeing.

At present, the only way to find and secure a healthcare appointment is to call around. This process is time consuming and outdated. Our unique patient/consumer focused electronic healthcare marketplace will empower instant availability and pricing at internet speeds.

In addition to MediXaid, MediXall is in active negotiations to acquire, invest and incubate other operating and startup companies that collectively align with our vision. These companies are in the market of electronic health information; diagnostics; medical practice management; medical billing and collections; care management; and, synergistic information technologies. While some of these potential acquisitions are in the design stage, others are in pre-revenue operations or fully operational, generating revenue from $1,000,000 to $4,000,000 annually.

In the short term, all of our current projects and companies have exclusive operation in South Florida; however, subject to financing rapid national expansion is anticipated through additional investments and/or acquisitions in the latter part of 2017.

Sales

As opposed to a delayed revenue business model, each of MediXall’s investments is acquired with the intention of generating revenue in the near term.

The MediXaid Platform will generate revenue through provider/vendor membership fees, credentialing fees and transaction fees. These costs will be nominal for providers/vendors but will provide material margins for the company allowing us to initially provide the platform to the public marketplace at no charge to the consumer.

Intellectual Property

The Quantum Group, Inc. (“QGP”) has licensed its patents, both issued and in pending status, to MediXall for the exclusive purpose of establishing a medical exchange and developing medical and healthcare technologies consistent with the Mission of MediXall. Additional patent applications are being filed by QGP in areas that could benefit MediXall. QGP has developed and is bringing to market a revolutionary Electronic Health Record (EHR) platform called PWeR® for Personal Wellness electronic Record® that is envisioned to eventually utilize the MediXaid Marketplace Platform through its unique Patient Portal to provide an entirely new and robust experience for both the patient and provider in identifying and obtaining needed medical-related patient care.

The 13 patents granted and the more than 18 pending patents created by QGP contain more than 800 patent claims that QGP is perfecting. Only a few EMR/EHR companies have patents in this space and we are confident that no other company has a portfolio that reaches the breadth and depth of the QGP patents. A review of the patents clearly establishes that the use of one or more of the patents could be beneficial to both companies.

QGP has exclusively assigned and licensed to MediXall all of its pending and issued patents and intellectual property related to and for use exclusively in areas of common interest such as the building of the healthcare exchange. In consideration for the license to its patents Quantum has recieved a non-dilutable interest in MediXall Group, Inc.; payment of perpetual licensing fees; and access to other healthcare-related patents controlled by The Quantum Group, Inc.  The basis of the MediXaid concept is based on a patent application filed by QGP on November 9, 2007 and published as US 2009/0125325 A1 on May 14, 2009. This patent was by design very broad and not issued because it was not considered a new innovation and appeared like other “exchanges;” however, MediXall and QGP management believes material opportunity remains for this concept.

Employees

As of December 31, 2016 we employed 4 full-time employees.

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

RISKS RELATED TO OUR BUSINESS

The Company has no operating history and a new business model in an emerging and rapidly evolving market.

MediXall is an early-stage development enterprise and lacks any operating history to evaluate in assessing our future prospects. Our business and prospects in light of the risks and difficulties MediXall will encounter as a development stage company in a new and rapidly evolving market must be seriously considered. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results. In addition, we do not know if our business model will operate effectively during the next economic downturn.  Furthermore, we are unable to predict the likely duration and severity of any potential adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions, or a prolonged or recurring recession, will not have a significant adverse impact on our operating and financial results.

We have no sales or financial history and cannot assure you that we will be profitable in the foreseeable future.

We had no revenue in 2016; we may never become profitable. We expect our expenses will increase substantially for the foreseeable future as we seek to start operations and develop our product(s). It is difficult to accurately forecast MediXall’s revenues and operating results and they could fluctuate in the future due to a number of factors. These factors may include: MediXall’s ability to raise funds, and ability to further develop device applications; acceptance of device products; the amount and timing of operating costs and capital expenditures; competition from other market venues that may reduce market share and create pricing pressure; and adverse changes in general economic, industry and regulatory conditions and requirements. MediXall’s operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

We cannot assure you that MediXall will be able to develop the infrastructure necessary to achieve the potential sales growth.

Achieving revenue will require that MediXall develop a functional platform and build the necessary infrastructure to support sales, technical and client support functions. We cannot assure you that we can develop this infrastructure or will have the capital to do so and no commitments for needed capital are in place. MediXall will continue to design plans to establish growth, adding sales and sales support resources as capital permits, but at this time these plans are untested. If MediXall is unable to use any of its anticipated marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or its efforts to satisfy existing clients are not successful, MediXall may not be able to attract clients or retain existing clients on a cost-effective basis and, as a result, our revenue and results of operations would be affected adversely.

The markets that MediXall is targeting for revenue opportunities are emerging within a well-established healthcare industry, are rapidly developing and may change before we can access them.

The markets for traditional internet and mobile web products and services that MediXall is targeting for revenue opportunities are changing rapidly; and the barriers to entry into the niche identified by MediXall are high and require unique experience and qualification. We cannot provide assurance that MediXall will be able to realize these revenue opportunities before they change or before other companies enter or even dominate the market. Furthermore, MediXall has based certain of its revenue opportunities on statistics provided by third party industry sources. Such statistics are based on ever changing customer preferences due to our rapidly changing industry. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to emerge and intensify in the future, which could adversely affect our ability to increase sales, limit client attrition and maintain our prices.

We could become subject to patent and other intellectual property litigation that could be costly, result in the diversion of management's attention, require us to pay damages and force us to discontinue selling our products.

Determining whether a product infringes a patent involves complex legal and factual issues, and the outcome of a patent litigation action is often uncertain. We have not conducted an extensive search of patents issued to third parties, and no assurance can be given that third-party patents containing claims covering our products, parts of our products, technology or methods do not exist, have not been filed or could not be filed or issued.

We believe our agreement with The Quantum Group, Inc. and the number of patents issued and patent applications filed in technical areas in which MediXall plans to operate could possibly serve to mitigate some of this risk. Our competitors or other third parties, including other third parties from whom we may license intellectual property, may assert that our products and the methods we employ in the use of our products are covered by U.S. or foreign patents held by them. In addition, because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents which our current or future products infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that ultimately issue with claims that we infringe. There could also be existing patents that our platform may infringe upon and, of which, we are unaware. If the number of competitors in the market for medical/healthcare marketplace technology grows, and as the number of patents issued in this area grows, the possibility of patent infringement claims against us increases. In certain situations, we may determine that it is in our best interests to voluntarily challenge a third party's products or patents in litigation or other proceedings, including patent interferences or reexaminations. We may become involved in unwanted litigation that could be costly, result in diversion of management's attention, require us to pay damages and force us to discontinue selling our products.

Infringement actions and other intellectual property claims and proceedings, whether with or without merit, may cause us to incur substantial costs and could place a significant strain on our financial resources, divert the attention of management from our business and harm our reputation. Some of our competitors may be able to sustain the costs of complex patent or intellectual property litigation more effectively than we can because they have substantially greater resources.

We cannot be certain that we will successfully defend against allegations of infringement of third-party patents and intellectual property rights. In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the other party's patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the other party's patents or violate the terms of a license to which we are a party, we could be required to pay damages.

Our business depends on the development and maintenance of the internet infrastructure.

The success of our services will depend largely on the development and maintenance of the internet infrastructure.  This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic. The internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements or problems caused by viruses, worms, malware and similar programs may harm the performance of the internet. The backbone computers of the internet have been the targets of such programs. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of internet usage generally as well as the level of usage of our services, which could adversely impact our business.

The nature of the MediXaid platform requires sophisticated encryption technology to defend against hacking due to the personal information as well as the financial transaction data that will be utilized by a consumer/patient.

The art of hacking databases for the purposes of obtaining personal information as well as financial information on individuals is increasing substantially. MediXall is aware of these risks and will invest substantially in the development of its platform in accordance with the very latest data encryption/protection technologies; however, there is a real risk that the MediXaid platform could be compromised at some point in time exposing the company to lawsuits and unfavorable attention that would adversely impact our business and affect our ability to add clients, consumer/patients or manage attrition on the platform.

Our ability to offer MediXaid products and services may be affected by a variety of U.S. and foreign laws.

The laws relating to the liability of providers of online and mobile marketing services for activities of their users are in their infancy and currently unsettled both within the U.S. and abroad.  Future regulations could affect our ability to provide current or future programming.

We will depend on the services of our executives.

We depend on the services of our executive officers, director and outside contractors. To date we have not entered into any employment agreements with our executives. The loss of the services of any of our executives could materially harm our business. In addition, we do not presently maintain a key-man life insurance policy on any of our officers or directors.

Our future depends, in part, on our ability to attract and retain key personnel. Our future also depends on the continued contributions of other key technical and marketing personnel. The loss of key personnel and the process to replace any of our key personnel would involve significant time and expense, may take longer than anticipated and may significantly delay or prevent the achievement of our business objectives.

Risks Related to the Company

We have no operating history and that makes evaluation of our business difficult.

We are a development stage company. We have no operating history and that makes it difficult to evaluate our future prospects, including our ability to refocus our operations on the sales and marketing of our technology and to leverage our technology assets, all of which are critical to our success. An investor must consider our business and our prospects in light of the risks, uncertainties and difficulties frequently encountered by early stage companies, including limited capital, delays in service rollouts, marketing and sales obstacles and significant competition. We may encounter unanticipated problems, expenses and delays in developing and marketing our services and securing additional healthcare providers. We may not be able to successfully address these risks, and while these risks are common in early stage companies, they create uncertainties for investors evaluating our business. If we are unable to address these risks, our business may not grow, our stock price may suffer, and we may be unable to stay in business.

Claims relating to medical malpractice and other litigation could cause us to incur significant expenses.

From time to time, we may be party to various litigation matters, some of which could expose us to monetary damages. In addition, healthcare providers using our technology may be exposed to the risk of medical malpractice claims which could reduce the number of our customers and negatively impact our revenues. We believe the credentialing process that will be required of all healthcare providers will mitigate our exposure; however, our exposure to litigation will remain.

Failure to properly maintain effective and secure management information systems, update or expand processing capability or develop new capabilities to meet our business needs could result in operational disruptions and possible loss of data critical to our operations.

Our business will depend significantly on effective and secure information systems and the successful application of these continuously emerging technologies. In the future, these systems could support online customer service functions, provider and member administrative functions and support tracking and extensive analyses of medical expenses and outcome data.

These information systems and applications will require continual investment for maintenance, upgrades and enhancement to meet our operational needs and to handle our expansion and growth. Any inability or failure to properly maintain management information systems, successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, impairment of the implementation of our growth strategies, delays in settling disputes with customers and providers, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate reports and other adverse consequences. To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow. Furthermore, our business requires the secure transmission of confidential information over public networks.  Because of the confidential information we store and transmit, security breaches could expose us to a risk of regulatory action, litigation, possible liability and loss. Our security measures may prove inadequate to prevent security breaches and our business operations and profitability would be adversely affected by cancellation of contracts, loss of members and potential criminal and civil sanctions if security breaches occur.

General economic conditions, industry cycles, financial, business and other factors affecting our operations, many of which are beyond our control, may affect our future performance.

General economic conditions, industry cycles, financial, business and other factors may affect our operations. If we cannot generate sufficient cash flow from operations in the future, we may, among other things, be required to take one or more of the following actions:

•

seek additional financing in the debt or equity markets;

•

refinance or restructure all or a portion of our indebtedness;

•

sell selected assets;

•

reduce or delay planned capital expenditures; or

•

discontinue operations.

In addition, any financing, refinancing or sale of assets might not be available on economically favorable terms, which may prevent us from future expansion and growth in new markets and, thus, negatively affect our business and financial condition.

Risks Related to Our Intellectual Property

All intellectual property (IP) owned by The Quantum Group, Inc. (Quantum), inclusive of issued and pending patents has been licensed exclusively to MediXall.

The ability of The Quantum Group, Inc. to maintain the patent and technology innovation is a factor in the future successful use of these patents and intellectual property. Should Quantum fail to maintain the patents, or the pending patents, they would likely expire worthless and fall into the public domain. This would adversely affect MediXall and to the extent that these patents provided protection to MediXaid for its Marketplace Platform and other affiliated companies that may, in the future, rely upon these patents.

If we are unable to prevent unauthorized use or disclosure of our proprietary trade secrets and unpatented know-how, our ability to compete will be harmed.

Proprietary trade secrets, copyrights, trademarks and unpatented know-how are also very important to our business.  We will rely on a combination of patents, trade secrets, copyrights, trademarks, confidentiality agreements, and other contractual provisions and technical security measures to protect certain aspects of our intellectual property, especially where we do not believe that patent protection is appropriate or obtainable.  We will require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us.  We also will require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business; however, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions.  Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources.  Our employees, consultants, contractors and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure.  Enforcing a claim, that a third party illegally obtained and is using our trade secrets, is expensive and time consuming, and the outcome is unpredictable.  Moreover, our competitors may independently develop equivalent knowledge, methods and know-how.  Unauthorized parties may also attempt to copy or reverse-engineer certain aspects of the MediXaid Marketplace platform that we consider proprietary.  As a result, third parties attempt to use our proprietary technology or information, and our ability to compete in the market would be adversely effected.

RISKS RELATED TO OUR COMMON STOCK

The market for our common stock is extremely limited and sporadic.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “MDXL”. The market for our common stock is extremely limited and sporadic. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Market is not a stock exchange, and trading of securities in the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange such as Nasdaq or the NYSE MKT. Accordingly, stockholders may have difficulty reselling any of their shares.

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

The principal holders of our common stock, including TBG, and our CEO, have approximately 72% voting control. Because of their stock ownership, they are in a position to significantly influence membership of our board of directors, as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

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

ITEM 2.  PROPERTIES.

We do not own any real property. We maintain office space at 2929 East Commercial Blvd., Suite PH-D, Fort Lauderdale, Florida 33308, pursuant to the terms of a commercial office lease providing for rental payments of $3,000 per month. The term of the office rented from R3 Accounting, LLC (“R3 Accounting”) is on a month to month basis. R3 Accounting is owned by our CFO, Timothy Hart.

ITEM 3.  LEGAL PROCEEDINGS.

On February 8, 2014, a complaint was filed in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida (CACE 14-002567 Division 08) entitled Monkey Rock Group, Inc., John A. Dent and Martha Dent vs. Continental Rail Corporation (the Company’s name before it changed its name to MediXall Group, Inc. on November 22, 2016), TBG Holdings Corporation and others. The complaint alleges that the management and operational personnel at Monkey Rock were improperly and fraudulently transferred to our company, and that the railroad acquisition operations of Monkey Rock were thereafter conducted instead through our company. The plaintiff seeks compensatory and punitive damages. The defendants deny the allegations and will vigorously defend the matter.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable to our Company.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the symbol “MDXL”.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTC Markets:

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$4.50	$3.15
Second Quarter	$3.90	$3.00
Third Quarter	$3.90	$3.00
Fourth Quarter	$3.90	$1.44

Fiscal Year Ended December 31, 2015
First Quarter	$26.25	$5.25
Second Quarter	$7.35	$4.20
Third Quarter	$6.00	$3.00
Fourth Quarter	$4.50	$3.00

All stock prices reflect the one-for-fifteen reverse stock split effective as of November 22, 2016. On March 24, 2017, the closing price of our common stock was $1.25 per share.

Holders

As of March 24, 2017, 28,564,546 shares of common stock are issued and outstanding held by approximately 572 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer. Their address is 6725 Via Austin Parkway, Suite 300, Las Vegas, NV 89119 and their telephone number at that location is 702-361-3033.

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

Recent Sales of Unregistered Securities

All funds received from the sale of our shares were used for working capital purposes. All shares bear a legend restricting their disposition. The foregoing securities may not be offered or sold in the United States unless registered under the Act, or pursuant to an exemption from registration.

The shares were issued in reliance upon an exemption from registration pursuant to, among others, Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulations D and S as promulgated under the Securities Act.. Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

Each purchaser was provided with access to our filings with the United States Securities and Exchange Commission (the “SEC”), including the following:

•

if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Exchange Act of 1934, as amended (the “Exchange Act”).

•

the information contained in an annual report on Form 10-K under the Exchange Act.

•

the information contained in any reports or documents required to be filed by SolarWindow Technologies, Inc. under sections 13(a), 14(a), 14(c), and 15(d) of the Exchange Act since the distribution or filing of the reports specified above.

•

a brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

During the year ended December 31, 2016, we entered into the following securities related transactions:

•

issued 32,867 shares as a result of an error in issuances from prior financings;

•

recorded a $25,000 receivable for 1,000,000 shares of common stock to be returned to the Company and retired in exchange for the Company’s 10% ownership in Continental Rail, LLC;

•

effected a one-for-fifteen reverse stock split reducing the number of common shares outstanding from 38,921,911 to 2,595,379;

•

Received proceeds of $781,125 of proceeds pursuant to a Private Placement Memorandum for which 7,811,250 shares of restricted common stock are payable (subsequently issued).

•

On December 13, 2016, in connection with the Merger, the company issued 264,894 shares of Series A Convertible Preferred stock, convertible into 24,900,000 shares of common stock, in equal amounts to each of Timothy Hart our CFO, Neil Swartz, our Interim President and Noel Guillama our Chairman.

During the year ended December 31, 2015, we entered into the following securities related transactions:

•

issued 15,000 shares in exchange for services valued at $3.00 per share, or $45,000, and

•

issued 37,123 shares as a result of an error in issuances from prior financings.

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

Overview

We are an Incubator of development-stage healthcare technology companies. Our mission is to revolutionize the medical industry by improving communication; providing better technology and support services; and enabling more efficient, cost-effective healthcare for the consumer.

Through licensing agreements, we have created the MediXaid Platform (the “MediXaid Platform”), which has developed a region by region medical services and products e-Marketplace to allow purchasers of products and services, including but not limited to consumers, insurance companies, self-insured employers, at-risk providers (such as Accountable Care Organizations) and others, to solicit bids from vendors including diagnostic companies and product providers based on location, quality, customer satisfaction results and best value. This regional medical/healthcare e-marketplace will allow patients to confidentially (using coded profiles and encrypted member identification) solicit for the MRI services (and all other services and products) within a given radius of their location. The MediXaid Platform will have multiple providers for all services, reversed bidding for the product or service and a variety of conditions that may be selected by patients such as location, delivery time and insurance network affiliation to be bid on by the provider based on their cost structure, immediate capacity, availability and ability to meet the patient’s selections.

Going Concern

We have incurred net losses of $5.7 million since inception through December 31, 2016. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Revenue

We did not generate any revenues during the years of 2016 and 2015.

Operating Expenses

Operating expenses increased 308,539 or 89% to $657,160 in 2016 compared to $348,621 in 2015. The increase is primarily due to the inclusion of IHL of Florida, Inc. (established in April 2016) in the results of operations with no such inclusion in 2015.

Liquidity and capital resources

We have an accumulated deficit of $5,694,974 through December 31, 2016. As of December 31, 2016, we had a working capital deficit of $905,530. Additionally, Due to the “start-up” nature of our business, we expect to incur losses as we continue development of our business plan.

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

Net cash used by operating activities was $666,154 for the year ended December 31, 2016, compared to $24,622 for the year ended December 31, 2015.

Net cash used in investing activities was $0 for the year ended December 31, 2016 compared to $25,000 as a result of the investment in Continental Rail, LLC during the year ended December 31, 2015.

Net cash provided by financing activities was $781,125 from the sale of common stock during the year ended December 31, 2016 compared to $0 for the year ended December 31, 2015.

Other Contractual Obligations

None.

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

Recently Issued Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this annual report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2016 that our disclosure controls and procedures were effective such that the information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on that evaluation, our management concluded that, as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles as a result of material weaknesses.

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

Name	Age	Position(s) and Office(s) Held
Timothy S. Hart	58	Chief Financial Officer, Treasurer, Secretary, Director
Neil Swartz	55	Interim Chief Executive Officer, Interim President
Noel Guillama	58	Chairman of the Board
Carl Larsen	66	Vice President

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

Neil Swartz. Mr. Swartz served as Chairman and Director of the Company from July 29 to December 11 in 2013. Previously Mr. Swartz served as president, chief executive officer and director of TurnKey Capital, Inc. from January 23, 2014 to October 3, 2014. From 2009 till present Mr. Swartz has been president and CEO of TBG Holdings Corp. (“TBG”). TBG is a financial consulting firm that works with public and private companies, bringing a sophisticated and efficient approach to structuring their capital, allowing them to take advantage of the existing foundation and continued development. Mr. Swartz’ business experience includes titles such as managing director of Sunbelt South East Florida, LLC, a business brokerage of mergers and acquisitions firm with 350 offices worldwide. Prior to TBG and Sunbelt, Swartz was chairman and CEO of a software company, which he took public on the Nasdaq Small Cap Market. Under his management, the company went from building one product to over thirty products with in-house manufacturing capabilities. Mr. Swartz is a CPA and received his BS degree in accounting from Northeastern University. He is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

Noel J. Guillama. Mr. Guillama is a nationally recognized expert and lecturer on healthcare management / operations and the use of technology in healthcare. Since 1984 he has been Chairman of Guillama, Inc., a strategic operations management consulting company in healthcare, technology, and a wide range of projects including medical facilities, commercial complexes and infrastructure facilities. He holds several patents and is creator of over a dozen patents currently before the USPTO in a variety of areas. Mr. Guillama is a co-founder of Quantum Innovations, Inc. and its parent company, The Quantum Group, Inc., and has been Chief Executive Officer and President since its inception. He is a nationally recognized expert in healthcare management and operations.

Prior to this, Mr. Guillama was the Founder, Chairman, President and Chief Executive Officer of Metropolitan Health Networks, Inc. (AMEX:MDF), a management services organization, from its inception in 1996 to 2000. Mr. Guillama left Metropolitan to develop Quantum, a new breed healthcare company designed to provide multi-faceted solutions industry wide. Mr. Guillama was VP of Development for MedPartners, Inc., a Birmingham, Alabama-based physician practice management company. Prior to MedPartners, he served as Director and Vice President of Operations for Quality Care Networks, Inc., a South Florida-based comprehensive group practice.

Mr. Guillama is the immediate Past Chair (Currently Director) of the Florida International University Foundation a direct support organization of Florida International University, managing a $230 million endowment. Prior to this Chair position, he served FIU as Chair of Finance, Investments, and Academics Committees. He is currently Immediate Past-Chair of the Palm Beach State College Foundation and is a past trustee of Palms West Hospital (2005 to 2011). Mr. Guillama served on the executive committee of the Patient- Centered Primary Care Collaborative (PCPCC) and is a past member of the American College of Health Care Executives, the Healthcare and Information Management Systems Society (HIMSS), the Medical Group Management Association (MGMA), and the American College of Medical Practice Executives (ACMPE). Mr. Guillama is a graduate of executive and leadership programs at Massachusetts Institute of Technology, University of Georgia and Florida International University.

Carl Larsen. Mr. Larsen has over 35 years of experience in the design, development, deployment and implementation of computer platforms and computer systems from large-scale nuclear power plant simulators to Software-as-a Service (SaaS) remote-hosted and cloud- based applications. Currently, Mr. Larsen is Executive Vice President and Chief Operating Officer, also functioning as Acting President of SynaBee, Inc. Previously, Mr. Larsen started and operated a regional airline operating in the U.S. and throughout the Caribbean for six years providing passenger and cargo services. He led the turnaround of six major business units in two Fortune 500 companies; Combustion Engineering, Inc. and Quadrex Corporation. He was Senior Vice President, Engineering and Operations for Quadrex Corporation, a global nuclear engineering and consulting corporation. He was responsible for $125M revenue and 150 employees in a variety of high technology projects from seismology, nuclear piping system design to nuclear power plant simulators. Mr. Larsen is a member of the American Nuclear Society and the Project Management Institute and is a certified Project Management Professional. He is currently assisting Florida International University (“FIU”) as a Member of the Advisory Panel to develop a Nuclear Engineering curriculum working with the FIU Dean of Engineering, Department of Energy and the FIU Applied Resource Center. He is a Graduate of the University of Michigan, BS (1978), Nuclear Engineering, and Masters in Business Administration (2009), University of Phoenix.

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

Noel Guillama – Mr. Guillama is a nationally recognized expert in healthcare management and operations. He has served, past and present, as Chairman and Director of multiple healthcare technology companies and health-related executive committees. His experience in the healthcare industry and his development of patented healthcare technologies are at the core of the Company’s new business plan. These factors were considered by the Board in reaching their conclusion.

In addition to the each of the individual skills and background described above, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Director Compensation

We did not compensate our directors for their services on the Board during 2016 and 2015.

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

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation recorded by us in the past two years for our principal executive officer and principle financial officer and each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation (S)	All Other Compensation ($)	Total ($)
Neil Swartz Interim Chief Executive Officer (1)	2016	—	—	—	—	—	160,000	160,000
	2015	—	—	—	—	—	60,000	60,000
Timothy S Hart Chief Financial Officer (2)	2016	—	—	—	—	—	203,942	203,942
	2015	—	—	—	—	—	83,445	83,445
Noel Guillama Chairman and Director (3)	2016	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—
John H. Marino, Jr. Former Chief Executive Officer (4)	2016	—	—	—	—	—	—	—
	2015	$42,000	—	—	—	$18,000	—	$60,000

———————

(1)

Mr. Swartz was appointed Interim Chief Executive Officer on December 28, 2016. There is no employment agreement between Mr. Swartz and the Company. Mr. Swartz did not earn any compensation as an individual. However, Mr. Swartz is part owner of TBG Holdings, LLC. During 2016 and 2015, the Company recognized $320,000 and $120,000, respectively, as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above. During 2016 and 2015, no payments for compensation earned by TBG have been made.

(2)

There is no employment agreement between Mr. Hart and the Company. Mr. Hart did not earn any compensation as an individual. However, Mr. Hart is part owner of TBG Holdings, LLC. During 2016 and 2015, the Company recognized $320,000 and $120,000, respectively, as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above. Additionally, Mr. Hart provides services to the Company through a company he owns, R3 Accounting. During 2016 and 2015, the Company recognized expense related to R3 Accounting services of $43,942 and $23,445, respectively. During 2016 and 2015, no payments for compensation earned by TBG or R3 Accounting have been made.

(3)

Mr. Guillama was appointed Chairman and Director on December 13, 2016. Mr. Guillama did not receive any form of compensation in 2016.

(4)

Mr. Marino, Jr. served as our Chief Executive Officer from June 2013 to November 2016. Effective June 25, 2013 we entered into an employment agreement with Mr. Marino, Jr. under which he was engaged to serve as our Chief Executive Officer. Under the terms of the agreement, he was also appointed to our board of directors. The employment agreement, which was for an unspecified term on an “at will” basis, provided that his base compensation was $7,000 per month, and he is entitled to $3,000 per month deferred compensation, to be paid in a lump sum on the one year anniversary of the agreement provided that he remains an employee of our company. The agreement was suspended on June 30, 2015. The Company has not made any payments against the compensation earned by Mr. Marino Jr.

Outstanding Equity Awards at Fiscal Year-End Table

The Company had no outstanding equity awards as of December 31, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of March __, 2017 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

	Title of Class
	Series A Convertible Preferred Stock			Common Stock
Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Common Stock Equivalents	% of Class (2)	Number of Shares Beneficially Owned	% of Class (2)	Total Voting Power (3)
Directors and Officers
Timothy S. Hart (4)	88,298	8,300,000	33.3%	13,956,761	31.92%	32.43%
Neil Swartz (5)	88,298	8,300,000	33.3%	13,956,761	31.92%	32.43%
Guillama 2, Inc. (6)	88,298	8,300,000	33.3%	9,395,745	21.49%	25.79%
Carl Larsen	—	—	0.0%	3,500,000	8.00%	5.10%

All current directors and officers as a group	264,894	24,900,000	100%	23,617,081	54.01%	70.70%

5% shareholders
TBG Holdings Corp.	88,298	8,300,000	33.3%	13,625,519	31.16%	31.95%
Timothy S. Hart (4)	88,298	8,300,000	33.3%	13,956,761	31.92%	32.43%
Neil Swartz (5)	88,298	8,300,000	33.3%	13,956,761	31.92%	32.43%
The Quantum Group, Inc.	—	—	—	6,237,011	14.26%	9.09%
Guillama 2, Inc.	—	—	—	9,395,745	21.49%	13.69%
Carl Larsen	—	—	—	3,358,391	7.68%	4.89%
Jennie Rios	—	—	—	3,358,391	7.68%	4.89%

*

Less than 1%

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

(2)

Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 68,626,379 shares of common stock issued (or issuable) and outstanding on a fully diluted basis as of March 24, 2017. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)

Calculated based on 68,626,379 shares of Common Stock and 264,894 shares of Series A Convertible Preferred Stock (264,894 shares outstanding convertible into 24,900,000 shares of common stock) issued (or issuable) and outstanding as of March 24, 2017. Holders of the Series A Convertible Preferred Stock are entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to the number of shares of common stock each preferred share is convertible into.

(4)

Includes a) 88,298 shares of Series A Convertible Preferred Stock convertible into 8,300,000 shares of common stock; b) 264,575 shares of common stock held directly; c) 66,667 shares of common stock held by TBG Investment Partners LLP which Mr. Hart is a principal and  in such capacity, Mr. Hart may be deemed to have beneficial ownership of these shares; and d) 13,625,519 shares of common stock held by TBG Holdings Corp which Mr. Hart is a principal and  in such capacity, Mr. Hart may be deemed to have beneficial ownership of these shares.

(5)

Includes a) 88,298 shares of Series A Convertible Preferred Stock convertible into 8,300,000 shares of common stock; b) 264,575 shares of common stock held directly; c) 66,667 shares of common stock held by TBG Investment Partners LLP which Mr. Swartz is a principal and  in such capacity, Mr. Swartz may be deemed to have beneficial ownership of these shares; and d) 13,625,519 shares of common stock held by TBG Holdings Corp which Mr. Swartz is a principal and  in such capacity, Mr. Swartz may be deemed to have beneficial ownership of these shares.

(6)

Includes a) 88,298 shares of Series A Convertible Preferred Stock convertible into 8,300,000 shares of common stock and 1,095,745 shares of common stock held by Guillama 2, Inc. which is owned by Noel Guillama our Chairman. In such capacity, Mr. Guillama may be deemed to have beneficial ownership of these shares.

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

The following are related party transactions for the fiscal years ended December 31, 2016 and 2015:

Pursuant to an agreement dated June 2013, TBG Holdings Corp., of which Timothy Hart our Chief Financial Officer and Neil Swartz our Interim Chief Executive Officer are principals, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. Under this agreement, we agreed to pay TBG a first month’s fee of $25,000 and thereafter a monthly fee of $10,000. Additionally, TBG was providing similar services to IHL of Florida, Inc. prior to the Merger at a rate of $25,000 per month. This agreement has remained in effect. During the years ended December 31, 2016 and 2015, the Company expensed $315,000 and $120,000, respectively, of related party management fees. Additionally, TBG has provided working capital to the Company to cover operating expenses. As of December 31, 2015, the Company owed TBG approximately $500,000 related to management fees and advances. During 2016, the Company expensed $315,000 to management fees, received $18,875 and repaid TBG $365,751 resulting in a balance due to TBG as of December 31, 2016 of approximately $468,000 and included on the balance sheet under “Accounts payable and accrued expenses - related party”.

For related party transactions that do not exceed $120,000 please see “Note 5 - Related Party Transactions” in the consolidated notes to the financial statements included in this Form 10-K.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Baum & Company, P.A. (“Baum”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2016. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

	2016	2015
Audit Fees	$20,000	$10,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
TTotal	$20,000	$10,000

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

·	Report of Independent Registered Public Accounting Firm
·	Consolidated Balance Sheets as of December 31, 2016 and 2015
·	Consolidated Statements of Operations for the years ended December 31, 2016 and 2015
·	Consolidated Statements of Stockholders’ Deficit For the Years Ended December 31, 2016 and 2015
·	Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015
·	Notes to Consolidated Financial Statements

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

Continental Rail Corp.

Dated: March 27, 2017	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Hart	Chairman of the Board of Directors, Chief Financial Officer, director, principal financial and accounting officer	March 27, 2017
Timothy S. Hart

/s/ Neil Swartz	Interim Chief Executive Officer, Principal Executive Officer	March 27, 2017
Neil Swartz

/s/ Noel Guillama	Director, Chairman	March 27, 2017
Noel Guillama

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger filed December 31, 2002 (1)
3.3	Certificate of Amendment to the Articles of Incorporation filed December 31, 2002 (1)
3.4	Certificate of Amendment to the Articles of Incorporation filed June 23, 2003 (1)
3.5	Certificates of Amendment to the Articles of Incorporation filed July 25, 2003 (1)
3.6	Certificates of Amendment to the Articles of Incorporation filed March 30, 2005 (1)
3.7	Certificate of Amendment to the Articles of Incorporation filed October 29, 2007 (1)
3.8	Certificate of Amendment to the Articles of Incorporation filed May 14, 2009 (1)
3.9	Certificate of Amendment to the Articles of Incorporation filed August 26, 2009 (1)
3.10	Certificate of Amendment to the Articles of Incorporation filed September 10, 2010 (1)
3.11	Certificate of Amendment to the Articles of Incorporation filed July 12, 2011 (1)
3.12	Certificate of Change filed September 21, 2011 (1)
3.13	Certificate of Amendment to the Articles of Incorporation filed July 2, 2013 (1)
3.14	Certificates of Amendment to the Articles of Incorporation filed July 10, 2013 (1)
3.15	Bylaws (1)
3.16	Amended and Restated Articles of Incorporation filed June 17, 2014 (1)
3.17

Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Continental Rail Corp. to MediXall Group, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on November 16, 2016)

3.18	Certificate of Change to effect a 1 for 15 reverse stock split (Incorporated by reference to Exhibit 3.3 of Form 8-K filed with the SEC on November 16, 2016)
10.1	Agreement dated June 25, 2013 by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (1)
10.2	Letter agreement dated May 27, 2013 by and between Continental Rail Corp. and Taylor-DeJongh International (1)
10.3	Employment Agreement effective June 27, 2013 by and between IGSM Group, Inc. and Wayne A. August (1)
10.4	Employment Agreement effective June 25, 2013 by and between IGSM Group, Inc. and John H. Marino, Jr. (1)
10.5	Amendment No. 1 to Agreement by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (1)
10.6	Independent Consultant Agreement dated October 2, 2013 by and between John M. Keasling and Continental Rail Corp. (1)
10.7	Amendment to Independent Consultant Agreement dated June 24, 2014, effective October 2, 2013 by and between Continental Rail Corp. and John M. Keasling (1)
10.8	Agreement between the Company, Continental Rail, LLC, and the Company’s Series A Preferred Shareholders (incorporated by reference from exhibit 10.1 to Form 8-K filed on June 26, 2015)
10.9

Definitive Agreement for the Exchange of Common Stock for Limited Liability Company interest dated June 24, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on June 27, 2016)

10.10	Share Exchange Agreement dated July 8, 2016 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on December 16, 2016)
10.11	Share Exchange Agreement and Plan of Reorganization dated December 13, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 16, 2016)
14.1	Code of Business Conduct and Ethics (1)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE *
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

———————

*Filed herewith.

(1)

Incorporated by reference to the registration statement on Form S-1, SEC File No. 333-194337, as amended.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MediXall Group, Inc. (formerly Continental Rail Corp.)

We have audited the accompanying balance sheets of MediXall Group, Inc. and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for each of the years in the two-year period ended December 31, 2016. MediXall Group, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediXall Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a significant amount of accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Baum & Company PA

Miami Beach, FL

 March 24, 2017

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash	$114,971	$—
Total Current Assets	114,971	—

OTHER ASSETS:
Investments	—	25,000
Total Assets	$114,971	$25,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$472,341	$292,226
Accounts payable and accrued expenses - related party	548,160	735,066

Total Current Liabilities	1,020,501	1,027,292

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000.000 authorized; 264,894 and 0 issued and outstanding at December 31 2016 and 2015, respectively	265	—
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 2,595,379 shares issued and outstanding at December 31, 2016 and 2015, respectively	2,595	2,595
Additional paid-in capital	4,030,459	4,032,927
Common stock payable	756,125	—
Accumulated deficit	(5,694,974)	(5,037,814)

Total Stockholders' Deficit	(905,530)	(1,002,292)

Total Liabilities and Stockholders' Deficit	$114,971	$25,000

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2016	2015

Revenue	$—	$—

Operating Expenses
Professional fees	74,286	59,333
Professional fees - related party	43,942	23,445
Management fee - related party	320,000	120,000
Personnel related expenses	192,155	109,867
Other selling, general and administrative	26,777	35,976
Total Operating Expenses	657,160	348,621
Net Loss	$(657,160)	$(348,621)

Net loss per common share - basic and diluted	$(0.25)	$(0.14)

Weighted average number of common shares outstanding during the periods - basic and diluted	2,595,379	2,536,767

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2016 and 2015

	Series A Voting				Common
	Preferred Stock		Common Stock		Stock	Additional		Total
	$0.001 Par Value		$0.001 Par Value		Payable/	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Deficit
Balance, December 31, 2014	600,000	$600	2,580,379	$2,580	$—	$3,641,849	$(4,689,193)	$(1,044,164)

Cancellation of Series A convertible shares (See Note 4)	(600,000)	(600)	—	—	—	346,093	—	345,493
Issuance of common stock for services ($0.20 per share)			15,000	15	—	44,985		45,000
Net income (loss)	—	—	—	—	—	—	(348,621)	(348,621)
Balance, December 31, 2015	—	—	2,595,379	2,595	—	4,032,927	(5,037,814)	(1,002,292)

Issuance of preferred stock pursuant to the IHL of Florida Share Exchange Agreement	264,894	265	—	—	—	—	—	265
Acquisition of MediXall, Inc by IHL of Florida, Inc. on July 8, 2016	—	—	—	—	—	(2,468)	—	(2,468)
Proceeds received pursuant to Private Placement Memorandum	—	—	—	—	781,125	—	—	781,125
Cancellation of common stock (See Note 4)	—	—	—	—	(25,000)	—	—	(25,000)
Net income (loss)	—	—	—	—	—	—	(657,160)	(657,160)
Balance, December 31, 2016	264,894	$265	2,595,379	$2,595	$756,125	$4,030,459	$(5,694,974)	$(905,530)

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(657,160)	$(348,621)
Adjustments to reconcile loss to net cash used in operating activities:
Issuance of common stock for services	—	45,000
Cancellation of Convertible Preferred Series A Stock	—	345,493
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	180,115	27,325
Accounts payable and accrued expenses - related party	(189,109)	(44,575)
Net cash flows from operating activities	(666,154)	24,622

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	—	(25,000)
Net cash flows from investing activities	—	(25,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	781,125	—
Net cash flows from financing activities	781,125	—
Decrease in cash and cash equivalents	114,971	(378)
Cash and cash equivalents at beginning of year	—	378

Cash and cash equivalents at end of year	$114,971	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Value of common stock issued for services	$—	$45,000

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 1 – Organization and Nature of Operations

MediXall Group, Inc. (formerly Continental Rail Corp.) (the "Company “or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. In 2002, IP Gate, Inc. changed its name to Action Stocks, Inc. and on June 23, 2003, Action Stocks, Inc. changed its name to Specialized Home Medical Services, Inc. Through December 2006 the Company was in the durable medical equipment business through its subsidiary Classic Health, and from January 3, 2006 to June 30, 2009 was in the business of cataloguing and valuing stamps through its South East Stamp Sales subsidiary. On October 29, 2007, Specialized Home Medical Services, Inc. changed its name to IGSM Group, Inc. During 2011 and 2012 the Company focused on researching and identifying potential merger and acquisition opportunities for investment and operating. Late December 2012, the Company contracted the services of TBG Holdings Corporation ("TBG") who assisted with restructuring the Company into a short line and regional freight railroad holding company. and on July 10, 2013 the Company changed its name to Continental Rail Corp.

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

On June 24, 2016, the Company entered into a share exchange agreement with TBG where the Company exchanged 100% of its membership interest in the LLC in exchange for 1,000,000 shares of the Company held by TBG. The exchange of the LLC interest was facilitated for the purpose of the Company’s pursuit of future acquisitions and/or mergers with other public and/or private entities that would expand its opportunities to create value for the Company’s shareholders. The 1,000,000 shares were cancelled.

On November 22, 2016, the Company a) changed its name from Continental Rail Corp. to MediXall Group, Inc. to reflect a change in our business model to a Healthcare Incubator of development-stage healthcare technology companies; and b) effected a 1 for 15 reverse stock split of the Company’s issued and outstanding common stock, reducing the number of common shares outstanding from 38,921,911 to 2,595,379 of which approximately 85% was controlled by related parties. No preferred shares were outstanding at the time of the Merger discussed below.

On December 13, 2016 the Company, completed a Share Exchange Agreement and Plan of Reorganization (the “Merger”) with IHL of Florida, Inc., a Florida corporation (“IHL”) established in April, 2016 and under common control. Pursuant to the Merger, IHL shareholders transferred to the Company all their issued and outstanding shares of capital stock. In exchange, the Company agreed to issue 41,131,000 shares of common stock to IHL shareholders, including 18,599,750 shares issued to common control parties and 264,894 shares of Series A Preferred Stock, all issued to common control parties, and convertible into 24,900,000 shares of common stock. The share issuances represent approximately 94.1% of the total issued and outstanding shares of common stock of the Company post-closing. As a result, the Company (i) became the 100% parent of IHL; (ii) assumed the operations of IHL; and (iii) changed its name from Continental Rail Corp. to MediXall Group, Inc.

Due to the common control of IHL and the Company, pursuant to ASC 805-50-25, “Transactions Between Entities Under Common Control” and other SEC guidance including for lack of economic substance, the Merger was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting as a result of a business combination between entities under common control requires the receiving entity (i.e., the Company) to report the results of operations as if both entities had always been combined. The consolidated financial statements include both entities’ full results since the inception of IHL in April, 2016.

The Company has one wholly-owned subsidiary, IHL of Florida, Inc. (a Florida corporation)

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 2 – Going Concern

The Company has not generated any revenue during 2016 or 2015. The Company has an accumulated deficit of $5,694,974 as of December 31, 2016, and does not have sufficient operating cash flows. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the years ended December 31, 2016 and 2015, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated revenues from its planned operations and does not expect to do so in the near future, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan.

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

These consolidated financial statements presented are those of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued expenses approximate their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

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

Following is the computation of basic and diluted net loss per share for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31,
	2016	2015
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(657,160)	$(348,621)

Denominator:
Weighted average number of common shares outstanding	2,595,379	2,536,767

Basic and diluted EPS	$(0.25)	$(0.14)

Applicable Accounting Guidance

Any reference in these notes to applicable accounting guidance is meant to refer to the authoritative non-governmental US GAAP as found in the Financial Accounting Standards Board's Accounting Standards Codification.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation-Stock Compensation: Improvements to Employee Share-Based Payment Accounting (Topic 718)”, which is intended to simplify several aspects of the accounting for share-based payment award transactions. The guidance will be effective for the fiscal year beginning after December 15, 2016, including interim periods within that year. The Company does not expect adoption of ASU 2016-09 to have a material impact on its financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)”, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. ASU 2016-02 also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for the Company beginning January 1, 2019. Early adoption is permitted. The Company has determined that the adoption of ASU 2016-02 will currently have no impact on its consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company has determined that the adoption of ASU 2015-17 will currently have no impact on its consolidated financial statements.

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

Note 4 – Stockholders Equity (Deficit)

During the year ended December 31, 2016, we entered into the following securities related transactions:

•

issued 32,867 shares as a result of an error in issuances from prior financings; this was reclassified to 2014 due to immateriality;

•

recorded a $25,000 equity receivable for 1,000,000 shares of common stock to be returned to the Company and retired in exchange for the Company’s 10% ownership in Continental Rail, LLC;

•

effected a one-for-fifteen reverse stock split reducing the number of common shares outstanding from 38,921,911 to 2,595,379;

•

Received proceeds of $781,125 of proceeds pursuant to a Private Placement Memorandum and for which 7,811,250 shares of restricted common stock are payable (subsequently issued).

•

On December 13, 2016, in connection with the Merger, the company issued 264,894 shares of Series A Convertible Preferred stock, convertible into 24,900,000 shares of common stock, in equal amounts to each of Timothy Hart our CFO, Neil Swartz, our Interim President and Noel Guillama our Chairman.

During the year ended December 31, 2015, we entered into the following securities related transactions:

•

issued 15,000 shares in exchange for services valued at $3.00 per share, or $45,000, and

•

issued 37,123 shares as a result of an error in issuances from prior financings; this was reclassified to 2014 due to immateriality;.

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

Note 5 – Related Party Transactions

Pursuant to an agreement dated June 2013, TBG Holdings Corp., of which Timothy Hart our Chief Financial Officer and Neil Swartz our Interim Chief Executive Officer are principals, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. Under this agreement, we agreed to pay TBG a first month’s fee of $25,000 and thereafter a monthly fee of $10,000. Additionally, TBG was providing similar services to IHL of Florida, Inc. prior to the Merger at a rate of $25,000 per month. The origianl agreement was suspended and the agreement with IHL of Florida, Inc. remains in effect. During the years ended December 31, 2016 and 2015, the Company expensed $315,000 and $120,000, respectively, of related party management fees. Additionally, TBG has provided working capital to the Company to cover operating expenses.  As of December 31, 2015, the Company owed TBG approximately $500,000 related to management fees and advances. During 2016, the Company expensed $315,000 to management fees, received $18,875 and repaid TBG $365,751 resulting in a balance due to TBG as of December 31, 2016 of approximately $468,000 and included on the balance sheet under “Accounts payable and accrued expenses - related party”.

On December 13, 2016, in connection with the Merger, the company issued 264,894 shares of Series A Convertible Preferred stock, convertible into 24,900,000 shares of common stock, in equal amounts to each of Timothy Hart, CFO; Neil Swartz, Interim CEO; and Noel Guillama, Chairman. Additionally, the Company agreed to issue 17,599,750 to TBG Holdings and 1,000000 shares of common stock to Noel Guillama, respectively, as part of the Merger which were ultimately issued subsequent to December 31, 2016.

R3 Accounting LLC, owned by Mr. Hart our Chief Financial officer, provides accounting, tax and bookkeeping services to the Company. During the years ended December 31, 2016 and 2015, R3 Accounting provided $43,942 and $23,445, respectively, of services. At December 31, 2016 and 2015, we owed R3 Accounting $117,530 and $70,670, respectively, and included on the balance sheet under “Accounts payable and accrued expenses - related party”.

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

As of December 31, 2016 there has been no new development in this matter.

Note 7 – Income Taxes

A reconciliation of differences between the effective income tax rates and the statutory federal rates for the years ended December 31, 2016 and 2015 are as follows:

	2016		2015
	Rate	Amount	Rate	Amount
Tax benefit at US statutory rate	34%	$(223,434)	34%	$(118,531)
State taxes, net of federal benefit	5%	(32,858)	5%	(17,431)
Change in valuation allowance	(39)%	256,292	(39)%	135,962
	—	$—	—	$—

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2016 and 2015 consisted of the following:

	2016	2015
Net Operating Loss Carryforward	$1,936,291	$1,712,857
Valuation Allowance	(1,936,291)	(1,712,857)
Total Net Deferred Tax Assets	$—	$—

As of December 31, 2016, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $5.37 million that may be offset against future taxable income through 2030. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amounts available to offset future taxable income may be limited. No tax assets have been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Note 8 – Subsequent Events

Management has reviewed material events subsequent to the annual period ended December 31, 2016 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There were no additional disclosures deemed nessecary.