Form 10-K/A
period 2016-12-31
MediXall Group, Inc.
filed 2017-05-22
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

This amended Form 10-K corrects the disclosure in Item 9A regarding management’s report on internal control over financial reporting.

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

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2016.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our President (Chief Executive Officer) and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, based on the following deficiencies:

●

Weaknesses in Accounting and Finance Personnel: We have a small accounting staff and we do not have the robust employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing financial statements.

●

We have written accounting policies and control procedures, but we do not have sufficient staff to implement the related controls. Management had determined that this lack of the implantation of segregation of duties, as required by our written procedures, represents a material weakness in our internal controls.

●

Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management, and has been deemed to be a material control deficiency.

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for interim financial statements that a material misstatements will not be prevented or detected on a timely basis by the Company’s internal controls.

Management is currently evaluating what steps can be taken in order to address these material weaknesses. As a growing small business, the Company continuously devotes resources to the improvement of our internal control over financial reporting. Due to budget constraints, the staffing size, proficiency and specific expertise in the accounting department is below requirements for the operation. The Company is anticipating correcting deficiencies as funds become available.

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

MediXall Group, Inc.

Dated: May 22, 2017	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Hart	Chairman of the Board of Directors, Chief Financial Officer, director, principal financial and accounting officer	May 22, 2017
Timothy S. Hart

/s/ Neil Swartz	Interim Chief Executive Officer, Principal Executive Officer	May 22, 2017
Neil Swartz

/s/ Noel Guillama	Director, Chairman	May 22, 2017
Noel Guillama

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (1)
3.2	Articles of Merger filed December 31, 2002 (1)
3.3	Certificate of Amendment to the Articles of Incorporation filed December 31, 2002 (1)
3.4	Certificate of Amendment to the Articles of Incorporation filed June 23, 2003 (1)
3.5	Certificates of Amendment to the Articles of Incorporation filed July 25, 2003 (1)
3.6	Certificates of Amendment to the Articles of Incorporation filed March 30, 2005 (1)
3.7	Certificate of Amendment to the Articles of Incorporation filed October 29, 2007 (1)
3.8	Certificate of Amendment to the Articles of Incorporation filed May 14, 2009 (1)
3.9	Certificate of Amendment to the Articles of Incorporation filed August 26, 2009 (1)
3.10	Certificate of Amendment to the Articles of Incorporation filed September 10, 2010 (1)
3.11	Certificate of Amendment to the Articles of Incorporation filed July 12, 2011 (1)
3.12	Certificate of Change filed September 21, 2011 (1)
3.13	Certificate of Amendment to the Articles of Incorporation filed July 2, 2013 (1)
3.14	Certificates of Amendment to the Articles of Incorporation filed July 10, 2013 (1)
3.15	Bylaws (1)
3.16	Amended and Restated Articles of Incorporation filed June 17, 2014 (1)
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

10.10	Share Exchange Agreement dated July 8, 2016 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on December 16, 2016)
10.11	Share Exchange Agreement and Plan of Reorganization dated December 13, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 16, 2016)
14.1	Code of Business Conduct and Ethics (1)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

———————

*Filed herewith.

** Previously filed.

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