Form 10-Q
period 2017-03-31
MediXall Group, Inc.
filed 2017-05-22
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of May 11, 2017 the issuer had 52,221,258 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARY

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2016 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Medixall Group”, the “Company,” “we”, “us”, “our” and similar terms refer to Medixall Group, Inc., a Nevada corporation, and its subsidiary, IHL of Florida, Inc. a Florida corporation which we refer to as IHL.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$309,939	$114,971
Total Current Assets	309,939	114,971

Total Assets	$309,939	$114,971

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$435,924	$472,341
Accounts payable and accrued expenses - related party	462,992	548,160

Total Current Liabilities	898,916	1,020,501

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000.000 authorized; 264,894 issued and outstanding at March 31, 2017 and December 31 2016, respectively.	265	265
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 50,654,712 and 2,595,379 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively.	50,655	2,595
Additional paid-in capital	5,443,899	4,030,459
Common stock payable	—	756,125
Accumulated deficit	(6,083,796)	(5,694,974)

Total Stockholders' Deficit	(588,977)	(905,530)

Total Liabilities and Stockholders' Deficit	$309,939	$114,971

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016

Revenue	$—	$—

Operating Expenses
Professional fees	140,550	18,047
Professional fees - related party	37,500	10,965
Management fee - related party	80,000	30,000
Personnel related expenses	121,284	—
Other selling, general and administrative	9,489	1,283
Total Operating Expenses	388,822	60,295

Net loss before provision for income tax	(388,822)	(60,295)
Provision for income tax	—	—
Net Loss	$(388,822)	$(60,295)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the periods - basic and diluted	47,140,271	2,595,379

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(388,822)	$(60,295)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(36,417)	(1,953)
Accounts payable and accrued expenses - related party	(85,168)	62,494
Net cash flows from operating activities	(510,407)	246

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	705,375	—
Net cash flows from financing activities	705,375	—
Increase in cash and cash equivalents	194,968	246
Cash and cash equivalents at beginning of year	114,971	—

Cash and cash equivalents at end of year	$309,939	$246

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Value of common stock issued for services	$—	$—

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

Note 1 - Organization and Nature of Operations

MediXall Group, Inc. (formerly Continental Rail Corp.) (the "Company “or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. In 2002, IP Gate, Inc. changed its name to Action Stocks, Inc. and on June 23, 2003, Action Stocks, Inc. changed its name to Specialized Home Medical Services, Inc. Through December 2006 the Company was in the durable medical equipment business through its subsidiary Classic Health, and from January 3, 2006 to June 30, 2009 was in the business of cataloguing and valuing stamps through its South East Stamp Sales subsidiary. On October 29, 2007, Specialized Home Medical Services, Inc. changed its name to IGSM Group, Inc. During 2011 and 2012 the Company focused on researching and identifying potential merger and acquisition opportunities for investment and operating. Late December 2012, the Company contracted the services of TBG Holdings Corporation ("TBG") who assisted with restructuring the Company into a short line and regional freight railroad holding company and on July 10, 2013 the Company changed its name to Continental Rail Corp.

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

On June 24, 2016, the Company entered into a share exchange agreement with TBG where the Company exchanged 100% of its membership interest in the LLC in exchange for 66,667 shares of the Company held by TBG. The exchange of the LLC interest was facilitated for the Company’s pursuit of future acquisitions and/or mergers with other public and/or private entities that would expand its opportunities to create value for the Company’s shareholders. The 66,667 common shares were cancelled.

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

The Company has one wholly-owned subsidiary, IHL of Florida, Inc. (a Florida corporation).

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

Note 2 – Going Concern

The Company has not generated any revenue during 2017 or 2016. The Company has an accumulated deficit of $6,083,796 as of March 31, 2017, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation

These condensed consolidated financial statements presented are those of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

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

Basis of Presentation

The unaudited financial statements of Medixall Group, Inc. (the “Company”) as of March 31, 2017, and for the three months ended March 31, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiary, IHL of Florida, Inc. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

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

Following is the computation of basic and diluted net loss per share for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(388,822)	$(60,295)

Denominator:
Weighted average number of common shares outstanding	47,140,271	2,595,379

Basic and diluted EPS	$(0.01)	$(0.02)

Applicable Accounting Guidance

The Company reviews new accounting standards as issued. Although some of these accounting standards issued or effective after the end of the Company’s previous fiscal year may be applicable, the Company has not identified any standards that the Company believes merit discussion. The Company believes that none of the new standards will have a significant impact on the financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

Website development

Purchased website development are measured at cost and is expensed when incurred as its useful life is not determinable. For the three months ended March 31, 2017 the Company incurred $68,000 of website development expense which are included in professional fees on the condensed consolidated statement of operations.

Note 4 – Stockholders Equity (Deficit)

During the three months ended March 31, 2017, we entered into the following securities related transactions:

•

retired 66,667 shares of common stock that were returned to the Company and retired in exchange for the Company’s 10% ownership in Continental Rail, LLC (previously included in common stock payable);

•

issued 7,811,250 shares of restricted common stock payable valued at $781,125 from 2016 (previously included in common stock payable);

•

issued 34,761,000 shares of common stock in connection Share Exchange Agreement and Plan of Reorganization (the “Merger”) with IHL of Florida, Inc., a Florida corporation (“IHL”) which was established in April, 2016 and under common control. Pursuant to the Merger, IHL shareholders transferred to the Company all their issued and outstanding shares of capital stock. In exchange, the Company agreed to issue 41,131,000 (of which 6,370,000 shares were included in the restricted shares payable at December 31, 2016) of common stock to IHL shareholders, including 18,599,750 shares issued to common control parties and 264,894 shares of Series A Preferred Stock, all issued to common control parties, and convertible into 24,900,000 shares of common stock. The share issuances represented approximately 94.1% of the total issued and outstanding shares of common stock of the Company post-closing at the time of the transaction.

•

Received proceeds of $705,375 pursuant in a Private Placement Memorandum and for which 5,553,750 shares of restricted common stock were issued.

During the year ended December 31, 2016, we entered into the following securities related transactions:

•

recorded a $25,000 equity receivable for 66,667 shares of common stock to be returned to the Company and retired in exchange for the Company’s 10% ownership in Continental Rail, LLC (subsequently retired);

•

effected a one-for-fifteen reverse stock split reducing the number of common shares outstanding from 38,921,911 to 2,595,379;

•

Received proceeds of $781,125 of proceeds pursuant to a Private Placement Memorandum and for which 7,811,250 shares (valued at $.10 per share) of restricted common stock are payable (subsequently issued).

•

On December 13, 2016, in connection with the Merger, the company issued 264,894 shares of Series A Convertible Preferred stock, convertible into 24,900,000 shares of common stock, in equal amounts to each of Timothy Hart our CFO, Neil Swartz, our Interim President and Noel Guillama our Chairman.

Note 5 – Related Party Transactions

Pursuant to an agreement dated June 2013, TBG Holdings Corp., of which Timothy Hart our Chief Financial Officer and Neil Swartz our Interim Chief Executive Officer are principals, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. Under this agreement, we agreed to pay TBG a first month’s fee of $25,000 and thereafter a monthly fee of $10,000. Additionally, TBG was providing similar services to IHL of Florida, Inc. prior to the Merger at a rate of $25,000 per month. The origianl agreement was suspended and the agreement with IHL of Florida, Inc. remains in effect. During the three months ended March 31, 2017 and 2016, the Company expensed $75,000 and $30,000, respectively, of related party management fees related to this agreement. Additionally, TBG has provided working capital to the Company to cover operating expenses.  As of March 31, 2017 and December 31, 2016, the Company owed TBG approximately $ $391,000 and $431,000, respectively. These amounts are included on the balance sheet under “Accounts payable and accrued expenses - related party”.

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2017 AND 2016

On December 13, 2016, in connection with the Merger, the company issued 264,894 shares of Series A Convertible Preferred stock, convertible into 24,900,000 shares of common stock, in equal amounts to each of Timothy Hart, CFO; Neil Swartz, Interim CEO; and Noel Guillama, Chairman. Additionally, the Company agreed to issue 17,599,750 to TBG Holdings and 1,000,000 shares of common stock to Noel Guillama, respectively, as part of the Merger which were ultimately issued subsequent to December 31, 2016.

R3 Accounting LLC, owned by Mr. Hart our Chief Financial officer, provides accounting, tax and bookkeeping services to the Company. During the three months ended March 31, 2017 and 2016, R3 Accounting provided $37,500 and $10,965, respectively, of services. At March 31, 2017 and December 31, 2016, we owed R3 Accounting $71,031 and $117,530, respectively, and it is included on the balance sheet under “Accounts payable and accrued expenses - related party”.

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

As of March 31, 2017 there has been no new development in this matter.

Note 7 – Subsequent Events

Management has reviewed material events subsequent to the quarterly period ended March 31, 2917 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There were no additional disclosures deemed nessecary.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Medixall Group, Inc. and its subsidiary. The MD&A is provided as a supplement to, and should be read in conjunction with condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

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

OVERVIEW

We are an Incubator of development-stage healthcare technology companies. Our mission is to revolutionize the medical industry by improving communication; providing better technology and support services, and enabling more efficient, cost-effective healthcare for the consumer.

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

Going Concern

We have incurred net losses of $6.1 million since inception through March 31, 2017. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Revenue

We did not generate any revenues during the three month ended March 31, 2017 and 2016, respectively.

Operating Expenses

Operating expenses increased $328,527 or 545% to $388,822 in 2017 compared to $60,295 in 2016. The increase is primarily due to the inclusion of IHL of Florida, Inc. (established in April 2016) in the results of operations with no such inclusion in for the three months ended March 31, 2016.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2017 we had $309,939 in cash and a net working capital deficit of $588,977. Total current liabilities decreased 12% at March 31, 2017 from December 31, 2016 as a result of decreases in accounts payable – related party, accrued expenses – related party and accounts payable.

For the three months ended March 31, 2017 we raised $705,375 in sales of our common stock and for the three months ended March 31, 2016, we did not raise any additional funds.

Net cash provided by (used in) operating activities for three months ended March 31, 2017 was ($510,407) as compared to $246 for three months ended March 31, 2016. This change primarily results of our increased net loss coupled with decreases in accounts payable, and accounts payable – related parties.

Net cash provided by financing activities for the first three months of 2017 was $705,375 as compared to $0 in 2016.

At March 31, 2017 we had a net working capital deficit of $588,977 and cash on hand of $309,939. Our primary source of capital to develop and implement our business plan has been from sales of common stock.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The more critical accounting estimates include estimates related to the allowance for doubtful accounts and the valuation of warrants that are deemed to be not indexed to our common stock. We also have other key accounting policies, which involve the use of estimates, judgments and assumptions that are significant to our results, which are described in Note 3 to our condensed consolidated financial statements appearing elsewhere in this report.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2017.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2017:

•

retired 66,667 shares of common stock that were returned to the Company and retired in exchange for the Company’s 10% ownership in Continental Rail, LLC (previously included in common stock payable);

•

issued 7,811,250 shares of restricted common stock payable from 2016 (previously included in common stock payable);

•

issued 34,761,000 shares of common stock in connection Share Exchange Agreement and Plan of Reorganization (the “Merger”) with IHL of Florida, Inc., a Florida corporation (“IHL”) which was established in April, 2016 and under common control. Pursuant to the Merger, IHL shareholders transferred to the Company all their issued and outstanding shares of capital stock. In exchange, the Company agreed to issue 41,131,000 (of which 6,370,000 shares were included in the restricted shares payable at December 31, 2016) of common stock to IHL shareholders, including 18,599,750 shares issued to common control parties and 264,894 shares of Series A Preferred Stock, all issued to common control parties, and convertible into 24,900,000 shares of common stock. The share issuances represented approximately 94.1% of the total issued and outstanding shares of common stock of the Company post-closing at the time of the transaction.

•

Received proceeds of $705,375 pursuant in a Private Placement Memorandum and for which 5,553,750 shares of restricted common stock were issued.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *

———————

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediXall Group, Inc.

Dated: May 22, 2017	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: May 22, 2017	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer, principal executive officer