Form 10-Q
period 2017-06-30
MediXall Group, Inc.
filed 2017-08-21
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

As of August 17, 2017 the issuer had 55,790,712 shares of its common stock issued and outstanding.

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

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$256,244	$114,971
Total Current Assets	256,244	114,971

Website and development costs	77,530	—

Total Assets	$333,774	$114,971

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$425,347	$472,341
Accounts payable and accrued expenses - related party	382,473	548,160

Total Current Liabilities	807,820	1,020,501

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000.000 authorized; 264,894 issued and outstanding at June 30, 2017 and December 31 2016, respectively	265	265
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 54,709,962 and 2,595,379 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	54,710	2,595
Additional paid-in capital	5,930,844	4,030,459
Common stock payable	—	756,125
Accumulated deficit	(6,459,865)	(5,694,974)

Total Stockholders' Deficit	(474,046)	(905,530)

Total Liabilities and Stockholders' Deficit	$333,774	$114,971

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Revenue	$—	$—	$—	$—

Operating Expenses
Professional fees	176,189	41,549	35,639	39,745
Professional fees - related party	60,000	70,965	22,500	60,000
Management fee - related party	155,000	75,000	75,000	45,000
Personnel related expenses	332,261	—	210,977	—
Other selling, general and administrative	41,441	8,184	31,952	6,901
Total Operating Expenses	764,891	195,698	376,068	151,646
Net loss before income taxes	(764,891)	(195,698)	(376,068)	(151,646)
Provision for income tax	—	—	—	—
Net Loss	$(764,891)	$(195,698)	$(376,068)	$(151,646)

Net loss per common share - basic and diluted	$(0.02)	$(0.08)	$(0.01)	$(0.06)

Weighted average number of common shares outstanding during the periods - basic and diluted	50,186,066	2,595,379	52,641,745	2,595,379

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(764,891)	$(195,698)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(46,994)	8,000
Accounts payable and accrued expenses - related party	(165,687)	91,282
Net cash flows from operating activities	(977,572)	(96,416)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—
Web site development costs	(77,530)	—
Net cash flows from investing activities	(77,530)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,196,375	106,250
Net cash flows from financing activities	1,196,375	106,250
Decrease in cash and cash equivalents	141,273	9,834
Cash and cash equivalents at beginning of period	114,971	—

Cash and cash equivalents at end of period	$256,244	$9,834

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Value of common stock issued for services	$—	$—

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2017 AND 2016

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

The Company has one wholly-owned subsidiary, IHL of Florida, Inc. (a Florida corporation).

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2017 AND 2016

Note 2 – Going Concern

The Company has not generated any revenue during 2017 or 2016. The Company has an accumulated deficit of $6,459,865 as of June 30, 2017, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2017 AND 2016

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

Basis of Presentation

The unaudited financial statements of Medixall Group, Inc. (the “Company”) as of June 30, 2017, and for the six months ended June 30, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiary, IHL of Florida, Inc. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2017 AND 2016

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

Following is the computation of basic and diluted net loss per share for the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(764,891)	$(195,698)

Denominator:
Weighted average number of common shares outstanding	50,186,066	2,595,379

Basic and diluted EPS	$(0.02)	$(0.08)

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

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2017 AND 2016

Note 4 – Website and Development Costs

In accordance with ASC 350-40 “Intangibles – Goodwill and other – Internal-use Software”,  internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of June 30, 2017 the Company has met the capitalization standards of ASC 350-40 and has incurred $77,530 in costs related to the development of the Medixaid platform. The Company is currently conducting early beta test procedures with and expected launch date of October 2017.

Note 5 – Stockholders Equity (Deficit)

During the six months ended June 30, 2017, we entered into the following securities related transactions:

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

•

Received proceeds of $1,196,375 pursuant in a Private Placement Memorandum and for which 9,609,000 shares of restricted common stock were issued.

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

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2017 AND 2016

Note 6 – Related Party Transactions

Pursuant to an agreement dated June 2013, TBG Holdings Corp., of which Timothy Hart our Chief Financial Officer and Neil Swartz our Interim Chief Executive Officer are principals, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. Under this agreement, we agreed to pay TBG a first month’s fee of $25,000 and thereafter a monthly fee of $10,000. Additionally, TBG was providing similar services to IHL of Florida, Inc. prior to the Merger at a rate of $25,000 per month. The origianl agreement was suspended and the agreement with IHL of Florida, Inc. remains in effect. During the six months ended June 30, 2017 and 2016, the Company expensed $150,000 and $60,000, respectively, of related party management fees related to this agreement. Additionally, TBG has provided working capital to the Company to cover operating expenses.  As of June 30, 2017 and December 31, 2016, the Company owed TBG approximately $ $310,000 and $431,000, respectively. These amounts are included on the balance sheet under “Accounts payable and accrued expenses - related party”.

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

R3 Accounting LLC, owned by Mr. Hart our Chief Financial officer, provides accounting, tax and bookkeeping services to the Company. During the six months ended June 30, 2017 and 2016, R3 Accounting provided $60,000 and $10,965, respectively, of services. At June 30, 2017 and December 31, 2016, we owed R3 Accounting $72,031 and $117,530, respectively, and it is included on the balance sheet under “Accounts payable and accrued expenses - related party”.

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

As of June 30, 2017 there has been no new development in this matter.

Note 8 – Subsequent Events

Subsequent to June 30, 2017 the Company has issued 1,000,000 shares of common stock pursuant to a Private Placement Memorandum for $130,000.

Management has reviewed material events subsequent to the quarterly period ended June 30, 2017 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There were no additional disclosures deemed nessecary.

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

Through licensing agreements, we have created the MediXaid Platform (the “MediXaid Platform”), which has developed a region by region medical services and products e-Marketplace to allow purchasers of products and services, including but not limited to consumers, insurance companies, self-insured employers, at-risk providers (such as Accountable Care Organizations) and others, to solicit bids from vendors including diagnostic companies and product providers based on location, quality, customer satisfaction results and best value. This regional medical/healthcare e-marketplace will allow patients to confidentially (using coded profiles and encrypted member identification) solicit for the MRI services (and all other services and products) within a given radius of their location. The MediXaid Platform will have multiple providers for all services, reversed bidding for the product or service and a variety of conditions that may be selected by patients such as location, delivery time and insurance network affiliation to be bid on by the provider based on their cost structure, immediate capacity, availability and ability to meet the patient’s selections. We currently have 8 full-time employees and plan to have the platform operational in the fourth quarter of 2017.

Going Concern

We have incurred net losses of $6.5 million since inception through June 30, 2017. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Revenue

We did not generate any revenues during the six-month ended June 30, 2017 and 2016, respectively.

Operating Expenses

Operating expenses increased $569,192 or 291% to $764,897 in 2017 compared to $195,698 in 2016. The increase is primarily due to the inclusion of IHL of Florida, Inc. (established in April 2016) in the results of operations with no such inclusion in for the six months ended June 30, 2016.

	For the Six Months Ended
	June 30,
	2017	2016	Difference	% Change

Operating Expenses
Professional fees	$176,189	$41,549	$134,640	324%
Professional fees - related party	60,000	70,965	(10,965)	-15%
Management fee - related party	155,000	75,000	80,000	107%
Personnel related expenses	332,261	—	332,261	100%
Other selling, general and administrative	41,441	8,185	33,256	406%
Total Operating Expenses	$764,891	$195,699	$569,192	291%

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Revenue

We did not generate any revenues during the three-month ended June 30, 2017 and 2016, respectively.

Operating Expenses

Operating expenses increased $224,421 or 148% to $376,068 in 2017 compared to $151,646 in 2016. The increase is primarily due to the inclusion of IHL of Florida, Inc. (established in April 2016) in the results of operations with no such inclusion in for the three months ended June 30, 2016.

	For the Three Months Ended
	June 30,
	2017	2016	Difference	% Change

Operating Expenses
Professional fees	$35,639	$39,745	$(4,106)	-10%
Professional fees - related party	22,500	60,000	(37,500)	-63%
Management fee - related party	75,000	45,000	30,000	67%
Personnel related expenses	210,977	—	210,977	100%
Other selling, general and administrative	31,952	6,902	25,050	363%
Total Operating Expenses	$376,068	$151,647	$224,421	148%

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2017 we had $256,244 in cash and a net working capital deficit of $551,576. Total current liabilities decreased 21% at June 30, 2017 from December 31, 2016 as a result of decreases in accounts payable – related party, accrued expenses – related party and accounts payable.

For the six months ended June 30, 2017 we raised $1,196,375 in sales of our common stock and for the six months ended June 30, 2016, we raised $106,250 in sales of our common stock.

Net cash provided by (used in) operating activities for six months ended June 30, 2017 was ($977,572) as compared to $96,417 for six months ended June 30, 2016. This change primarily results of our increased net loss coupled with decreases in accounts payable, and accounts payable – related parties.

Net cash provided by financing activities for the first six months of 2017 was $1,196,375 as compared to $106,250 in 2016.

At June 30, 2017 we had a net working capital deficit of $551,576 and cash on hand of $256,244. Our primary source of capital to develop and implement our business plan has been from sales of common stock.

Our burn rate is currently $1,500,000 per year and this will continue for the next 12 months. We anticipate funding our operations from proceeds through sales of our common stock. We anticipate sales in October 2017.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2017.

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

•

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

•

We have written accounting policies and control procedures, but we do not have sufficient staff to implement the related controls. Management had determined that this lack of the implantation of segregation of duties, as required by our written procedures, represents a material weakness in our internal controls.

•

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

During the six months ended June 30, 2017:

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

•

Received proceeds of $1,196,375 pursuant in a Private Placement Memorandum and for which 9,609,000 shares of restricted common stock were issued. All proceeds from the private sales were used for working capital purposes. Each of the investors were accredited and received a private placement memorandum and executed subscription agreements. No commissions or fees were paid in connection with the sale of the unregistered equity securities. The sales of the unregistered equity securities were made pursuant to an exemption from the federal securities under section 4(2) and rule 506.

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

MediXall Group, Inc.

Dated: August 21, 2017	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: August 21, 2017	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer, principal executive officer