Form 10-Q
period 2017-09-30
MediXall Group, Inc.
filed 2017-11-20
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 17, 2017 the issuer had 57,796,382 shares of its common stock issued and outstanding.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Medixall Group”, the “Company,” “we”, “us”, “our” and similar terms refer to Medixall Group, Inc., a Nevada corporation, and its subsidiaries, IHL of Florida, Inc. a Florida corporation, Medixall Financial Group (a Florida corporation), and Medixaid, Inc. Medixaid, Inc. has a wholly-owned subsidiary, Medixaid Provider Network, Inc. which we refer to as IHL.

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$205,203	$114,971
Total Current Assets	205,203	114,971

Furniture and equipment, net	10,335	—

Website and development costs	100,694	—

Total Assets	$316,232	$114,971

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$377,566	$472,341
Accounts payable and accrued expenses - related party	173,734	548,160

Total Current Liabilities	551,300	1,020,501

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000.000 authorized; 264,894 issued and outstanding at September 30, 2017 and December 31 2016, respectively	265	265
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 56,944,882 and 2,595,379 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	56,945	2,595
Additional paid-in capital	6,511,369	4,030,459
Common stock payable	—	756,125
Accumulated deficit	(6,803,647)	(5,694,974)

Total Stockholders' Deficit	(235,068)	(905,530)

Total Liabilities and Stockholders' Deficit	$316,232	$114,971

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended		For the Three Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Revenue	$10,081	$—	$10,081	$—

Operating Expenses
Professional fees	188,164	70,856	11,975	29,307
Professional fees - related party	78,500	43,942	18,500	(27,023)
Management fee - related party	230,000	240,000	75,000	165,000
Compensation related expenses	532,575	67,111	200,314	67,111
Other selling, general and administrative	89,515	651	48,074	(7,533)
Total Operating Expenses	1,118,754	422,560	353,863	226,862
Net Loss	$(1,108,673)	$(422,560)	$(343,782)	$(226,862)

Net loss per common share - basic and diluted	$(0.02)	$(0.16)	$(0.01)	$(0.09)

Weighted average number of common shares outstanding during the periods - basic and diluted	52,098,529	2,595,379	55,266,420	2,595,379

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,108,673)	$(422,560)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(94,775)	23,328
Accounts payable and accrued expenses - related party	(374,426)	112,588
Net cash flows from operating activities	(1,577,874)	(286,644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(10,335)	—
Web site development costs	(100,694)	—
Net cash flows from investing activities	(111,029)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,779,135	329,500
Net cash flows from financing activities	1,779,135	329,500

Decrease in cash and cash equivalents	90,232	42,856
Cash and cash equivalents at beginning of period	114,971	—
Cash and cash equivalents at end of period	$205,203	$42,856

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Value of common stock issued for services	$—	$—

(The accompanying notes are an integral part of these condensed consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

Note 1 – Organization and Nature of Operations

MediXall Group, Inc. (formerly Continental Rail Corp.) (the "Company “or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. In 2002, IP Gate, Inc. changed its name to Action Stocks, Inc. and on June 23, 2003, Action Stocks, Inc. changed its name to Specialized Home Medical Services, Inc. Through December 2006 the Company was in the durable medical equipment business through its subsidiary Classic Health, and from January 3, 2006 to June 30, 2009 was in the business of cataloguing and valuing stamps through its South East Stamp Sales subsidiary. On October 29, 2007, Specialized Home Medical Services, Inc. changed its name to IGSM Group, Inc. During 2011 and 2012 the Company focused on researching and identifying potential merger and acquisition opportunities for investment and operating. In December 2012, the Company contracted the services of TBG Holdings Corporation ("TBG") who assisted with restructuring the Company into a short line and regional freight railroad holding company and on July 10, 2013 the Company changed its name to Continental Rail Corp.

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

On December 13, 2016 the Company, completed a Share Exchange Agreement and Plan of Reorganization (the “Merger”) with IHL of Florida, Inc., a Florida corporation (“IHL”) established in April, 2016 and under our common control. Pursuant to the Merger, IHL shareholders transferred to the Company all their issued and outstanding shares of capital stock. In exchange, the Company issued 41,131,000 shares of common stock to IHL shareholders, including 18,599,750 shares issued to common control parties and 264,894 shares of Series A Preferred Stock, all issued to common control parties, and convertible into 24,900,000 shares of common stock. The share issuances represent approximately 94.1% of the total issued and outstanding shares of common stock of the Company post-closing. As a result, the Company (i) became the 100% parent of IHL; (ii) assumed the operations of IHL; and (iii) changed its name from Continental Rail Corp. to MediXall Group, Inc.

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

The Company has wholly-owned subsidiaries; IHL of Florida, Inc. (a Florida corporation), Medixall Financial Group (a Florida corporation), and Medixaid, Inc. Medixaid, Inc. has a wholly-owned subsidiary, Medixaid Provider Network, Inc.

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

Note 2 – Going Concern

The Company began generating revenue through its Medixall Financial Group subsidiary in the third quarter. The Company has not generated any revenue during 2016. The Company has an accumulated deficit of $6,803,647 as of September 30, 2017, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the years ended December 31, 2016 and 2015, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has not yet generated revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan.

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

These condensed consolidated financial statements presented are those of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

Furniture and equipment, net

Furniture and equipment are carried at cost, less accumulated depreciation and amortization. Major improvements are capitalized, while repair and maintenance are expensed when incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Equipment	5-10 years
Furniture	5 - 7 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For book purposes, depreciation is computed under the straight-line method.

The furniture and equipment were purchased at the end of the quarter, therefore no depreciation has been recorded for the nine months ended September 30. 2017.

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

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

Basis of Presentation

The unaudited financial statements of Medixall Group, Inc. (the “Company”) as of September 30, 2017, and for the nine months ended September 30, 2017 and 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial reporting and include the Company’s wholly-owned subsidiaries, IHL of Florida, Inc., Medixall Financial Group (a Florida corporation), and Medixaid, Inc. Medixaid, Inc. has a wholly-owned subsidiary, Medixaid Provider Network, Inc. Accordingly, they do not include all of the disclosures required by accounting principles generally accepted in the United States for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (the “SEC”) as part of the Company’s Form 10-K. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

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

Following is the computation of basic and diluted net loss per share for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,108,673)	$(422,560)

Denominator:
Weighted average number of common shares outstanding	52,098,529	2,595,379

Basic and diluted EPS	$(0.02)	$(0.16)

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

Note 4 – Website and Development Costs

In accordance with ASC 350-40 “Intangibles – Goodwill and other – Internal-use Software”, internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of September 30, 2017, the Company has met the capitalization standards of ASC 350-40 and has incurred $100,694 in costs related to the development of the Medixaid platform. The Company is currently conducting early beta test procedures with and expected launch date of December 2017.

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

Note 5 – Stockholders Equity (Deficit)

During the nine months ended September30, 2017, we entered into the following securities related transactions:

•	retired 66,667 shares of common stock that were returned to the Company and retired in exchange for the Company’s 10% ownership in Continental Rail, LLC (previously included in common stock payable);
•	issued 7,811,250 shares of restricted common stock payable valued at $781,125 from 2016 (previously included in common stock payable);
•

issued 34,761,000 shares of common stock in connection with the Share Exchange Agreement and Plan of Reorganization (the “Merger”) with IHL of Florida, Inc., a Florida corporation (“IHL”) which was established in April, 2016 and under common control. Pursuant to the Merger, IHL shareholders transferred to the Company all their issued and outstanding shares of capital stock. In exchange, the Company agreed to issue 41,131,000 (of which 6,370,000 shares were included in the restricted shares payable at December 31, 2016) of common stock to IHL shareholders, including 18,599,750 shares issued to common control parties and 264,894 shares of Series A Preferred Stock, all issued to common control parties, and convertible into 24,900,000 shares of common stock. The share issuances represented approximately 94.1% of the total issued and outstanding shares of common stock of the Company post-closing at the time of the transaction.

•	Received proceeds of $1,779,135 pursuant to a Private Placement Memorandum and for which 11,844,000 shares of restricted common stock were issued.

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

Note 6 – Related Party Transactions

Pursuant to an agreement dated June 2013, TBG Holdings Corp., of which Timothy Hart our Chief Financial Officer and Neil Swartz our Interim Chief Executive Officer are principals, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. Under this agreement, we agreed to pay TBG a first month’s fee of $25,000 and thereafter a monthly fee of $10,000. Additionally, TBG was providing similar services to IHL of Florida, Inc. prior to the Merger at a rate of $25,000 per month. The original agreement was suspended and the agreement with IHL of Florida, Inc. remains in effect. During the nine months ended September 30, 2017 and 2016, the Company expensed $230,000 and $240,000, respectively, of related party management fees related to this agreement. Additionally, TBG has provided working capital to the Company to cover operating expenses. As of September 30, 2017, and December 31, 2016, the Company owed TBG approximately $ $294,000 and $431,000, respectively. It’s been determined that the amount of related party fees are in accordance with the fair market value of like kind services. These amounts are included on the balance sheet under “Accounts payable and accrued expenses - related party”.

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

MEDIXALL GROUP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2017 AND 2016

R3 Accounting LLC, owned by Mr. Hart our Chief Financial officer, provides accounting, tax and bookkeeping services to the Company. During the nine months ended September 30, 2017 and 2016, R3 Accounting provided $60,000 and $10,965, respectively, of services. At September 30, 2017 and December 31, 2016, we owed R3 Accounting $72,031 and $117,530, respectively, and it is included on the balance sheet under “Accounts payable and accrued expenses - related party”.

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

As of September 30, 2017 there has been no new development in this matter.

Note 8 – Subsequent Events

Subsequent to September 30, 2017 the Company has issued 851,500 shares of common stock pursuant to a Private Placement Memorandum for $130,000.

Management has reviewed material events subsequent to the quarterly period ended September 30, 2017 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There were no additional disclosures deemed necessary.

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

Going Concern

We have incurred net losses of $6.8 million since inception through September 30, 2017. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2016 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Revenue

We generated $10,081 in revenue related to Medixall Financial Services during the third quarter. We did not generate any revenues during the nine months ended September 30, 2016.

Operating Expenses

Operating expenses increased $686,113 or 165% to $1,118,754 in 2017 compared to $422,560 in 2016. The increase is primarily due to the inclusion of IHL of Florida, Inc. (established in April 2016) in the results of operations with no such inclusion in for the nine months ended September 30, 2016.

	For the Nine Months Ended
	September 30,
	2017	2016	Difference	% Change

Operating Expenses
Professional fees	$188,164	$70,856	$117,308	166%
Professional fees - related party	78,500	43,942	34,558	79%
Management fee - related party	230,000	240,000	(10,000)	-4%
Compensation related expenses	532,575	67,111	465,464	%
Other selling, general and administrative	89,515	651	88,864	13650%
Total Operating Expenses	$1,118,754	$422,560	$696,194	165%

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Revenue

We generated $10,081 in revenue related to Medixall Financial Services. We did not generate any revenues during the three months ended September 30, 2016.

Operating Expenses

Operating expenses increased $127,001 or 56% to $353,863 in 2017 compared to $226,862 in 2016. The increase is primarily due to the expansion of IHL of Florida, Inc. (established in April 2016) in the results of operations with minimal expenses for the three months ended September 30, 2016.

	For the Three Months Ended
	September 30,
	2017	2016	Difference	% Change

Operating Expenses
Professional fees	$11,975	$29,307	$(17,332)	-59%
Professional fees - related party	18,500	(27,023)	45,523	-168%
Management fee - related party	75,000	165,000	(90,000)	-55%
Compensation related expenses	200,314	67,111	133,203	198%
Other selling, general and administrative	48,074	(7,533)	55,607	-738%
Total Operating Expenses	$353,863	$226,862	$127,001	56%

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2017 we had $205,203 in cash and a net working capital deficit of $346,097. Total current liabilities decreased 46% at September 30, 2017 from December 31, 2016 as a result of decreases in accounts payable – related party, accrued expenses – related party and accounts payable.

For the nine months ended September 30, 2017 we raised $1,779,135 in sales of our common stock and for the nine months ended September 30, 2016, we raised $329,500 in sales of our common stock.

Net cash provided by (used in) operating activities for nine months ended September 30, 2017 was ($1,577,874) as compared to ($286,644) for nine months ended September 30, 2016. This change primarily results of our increased net loss coupled with decreases in accounts payable, and accounts payable – related parties.

At September 30, 2017 we had a net working capital deficit of $346,097 and cash on hand of $205,203. Our primary source of capital to develop and implement our business plan has been from sales of common stock.

Our burn rate is currently $1,500,000 per year and this will continue for the next 12 months. We anticipate funding our operations from proceeds through sales of our common stock. We anticipate sales on the platform in December 2017.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2017.

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

During the nine months ended September 30, 2017:

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

•

Received proceeds of $1,779,135 pursuant to a Private Placement Memorandum and for which 11,844,000 shares of restricted common stock were issued. All proceeds from the private sales were used for working capital purposes. Each of the investors were accredited and received a private placement memorandum and executed subscription agreements. No commissions or fees were paid in connection with the sale of the unregistered equity securities. The sales of the unregistered equity securities were made pursuant to an exemption from the federal securities under section 4(2) and rule 506.

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

MediXall Group, Inc.

Dated: November 19, 2017	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: November 19, 2017	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer, principal executive officer