Form 10-K
period 2017-12-31
MediXall Group, Inc.
filed 2018-03-01
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. (1) Yes ☑  No ☐   (2) Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of February 23 based upon the closing sale price of the registrant’s common stock, as reported on the OTC Markets Group Inc. QBTM tier (the “OTCQB ”) was $54,493,258.

As of February 19. 2018 there were 60,749,882 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS

MediXall Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

OTHER PERTINENT INFORMATION

We maintain our web site at www.medixall.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this prospectus the terms “MediXall", the "Company," "we", "us", "our" and similar terms refer to MediXall Group, Inc., a Nevada corporation, and its subsidiary, IHL of Florida, Inc., a Florida corporation. In addition, “2016” refers to the year ended December 31, 2016, “2017” refers to the year ended December 31, 2017, and “2018” refers to the year ending December 31, 2018.

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

Business Overview

MediXall Group, Inc. (hereinafter “MediXall”) is a technology and innovation- driven organization purposefully designed and structured to bring effective change to the U.S. Healthcare Industry. We believe that our revolutionary approach will help drive much of the change we envision is needed in our healthcare system.

Our mission is to build out the MediXaid Provider Network and deliver products and services to that network that are focused on improving  communication; providing better technology and support services; enabling more efficient, cost-effective healthcare for the consumer.

MediXall Group, Inc. currently has three operating divisions.

1.

MediXall Healthcare Marketplace (“MediXall Platform”)

2.

MediXall Finance Group

3.

MediXall Investment Group

The Healthcare EcoSystem™

MediXall’s mission for its Healthcare EcoSystem™ is to create a dynamic distribution platform that attracts and supports new generations of healthcare technologies and services, delivering innovative solutions that help our Provider Network clients optimize their financial and operational performance. Management has developed three strategic initiatives for its Healthcare EcoSystem™ - the Network, the Marketplace, and the Strategic Partner Ecosystem - to identify opportunities in the market and seamlessly integrate innovative solutions that will benefit MediXall, our clients, and the healthcare industry as a whole.

Strategic Initiative 1: Build a Robust Healthcare Provider Network

Since inception, MediXall’s first strategic initiative was centered around building a robust MediXaid Provider Network of Healthcare Providers, which include licensed and certified diagnostic centers, medical service providers, medical product providers and physician practices. The MediXaid Provider Network continues to gain significant traction in South Florida, and the Company’s network growth has accelerated over the past few months, now surpassing 5,500 healthcare providers registered in its Early Adopter Program.

Management believes that building the MediXaid Provider Network is key to expanding MediXall’s reach, as it creates access to a growing network of credentialed service providers, fully vetted suppliers, medical facilities and diagnostic centers.

This affords MediXall’s portfolio of products and services the opportunity to become the preferred resource of ancillary services to healthcare providers that participate in its provider network, as well as to other healthcare providers, physician groups, testing facilities, nursing homes and hospitals. Furthermore, MediXall’s integrated network of providers will offer leverage to substantially accelerate distribution for future products and services that MediXall brings to market.  In order to have a strong launch of the MediXall Platform and good momentum during the early quarters, MediXall has established a strong marketing and sales team that will grow with the company, continue to facilitate the rapid development of a strong healthcare provider network in South Florida and further serve as a foundation for expanding the Company’s reach throughout the State, and nationwide.

Strategic Initiative 2: Develop a Central Platform Connecting Providers, Patients, and Stakeholders with Just-in-time Service Model

The second strategic initiative was to develop the MediXall Healthcare Marketplace, which would act as the central portal for the MediXaid Provider Network, consumer/patients, and many of the products and services we have under the MediXall Umbrella. Because of the complexity and fragmentations of the industry, online marketplaces such as WebMD have seen remarkable success within the U.S. digital healthcare market. Generally accepted as a forum with potential to reduce inefficiencies and increase transparency, the online marketplace is a free-market environment, utilizing the power of competition to empower the consumer as it reduces inefficiencies and increases transparencies. In this era of rapidly increasing deductibles and healthcare costs, the MediXall cloud-based platform is designed to be transformational and disruptive to traditional methods of medical care and provisioning of medical services to the consumer.

Our vision for the MediXall Platform’s prominence in the healthcare marketplace is to create a unified online environment that connects physicians and caregivers to patients, and payers to the caregivers, across all healthcare settings. Starting with pricing transparency and leveraging the just-in-time service delivery model, we intend to expand our service offerings to enable smarter care and empower the customer/patient at virtually every point of the healthcare continuum; whether organically, through acquisitions, or through integration with our strategic partners’ solutions. As we expand the Healthcare EcoSystem™, the MediXall Healthcare Marketplace will facilitate such transformation in the future of healthcare by offering community connectivity, interoperability, data analytics, and consumer engagement features and functionality.

Strategic Initiative 3: Create Partnerships and JVs to Offer Needed Products and Services to Both Healthcare Providers and Their Customer/Patients

The third strategic initiative was to create an integrated healthcare partner ecosystem that would enhance the operations of the healthcare providers, offering patients the tools and services that would allow them to take control of their own health-care. It is Management’s prime directive to provide high-quality integrated services, encompassing a broad range of functionality and information, acting as a liason between providers, patients and payers. An outstanding ecosystem of strategic partners who extend the value of our platform in powerful ways is taking shape. These developers and partners have built healthcare apps, devices, and technology enabled services aimed at improving the quality of healthcare, empowering the patient, and lowering the cost of health delivery. In response to the enthusiastic welcome for healthcare pricing transparency from the 5,500-plus healthcare providers that have become Early Adopters of the MediXaid Provider Network so far, our team began to ask what more we could do to support our practitioners in building their practices. Many expressed a need for better access to patient information, better ways to increase attendance to appointments, and financial services to support both patient procedures and practice growth and operations. As part of our MediXall business model, we are selecting the highest quality and most effective products and services to add to our Healthcare EcoSystem™ that will address these needs, while at the same time help MediXaid Provider Network members increase their net margins and keep more of their revenue, as well as assist in reducing their business operations burden.

After launch of the MediXall Healthcare Marketplace in March 2018, we plan to integrate with our technology partners, enabled by our application programming interface, or API, through which we will grant access to approved developers and partners. We believe that the opportunities and technology provided by our partners enhance the power of our marketplace and contribute to the attractiveness and critical position of the MediXall Platform within the Healthcare EcoSystem™.

Furthermore, the strategic partnerships that MediXall is engaging will ultimately help to accelerate the Company’s mergers and acquisitions pipeline and increase the value of the proposition for potential acquisition targets.

How the MediXall Healthcare EcoSystem™ Works

Our MediXall Healthcare Marketplace, along with our strategic partners and their respective products and services should create powerful network effects that benefit our entire Healthcare EcoSystem™. As more local healthcare businesses adopt our platform, more provider listings appear on the MediXall Healthcare Marketplace and third-party partner sites available through the MediXaid Provider Network. As awareness of these businesses increases through these marketing channels, they will attract more consumers to our platform. Those consumers then attract even more healthcare businesses to our platform. As those businesses and consumers engage in more transactions on our platform, this increases bookings and partner revenue, and enables additional revenue streams from demand generation. Finally, as we add more healthcare providers and consumers to our Healthcare EcoSystem™, we attract more technology developers and strategic partners who can leverage our Provider Network and use our API to develop additional apps and services that extend the capabilities of our MediXall Healthcare Marketplace.

Milestones

Since inception, MediXall Group has achieved the following:

•

The MediXall Healthcare Marketplace has soft-launched in the testing phase - on track for a 1st quarter 2018 controlled launch.

•

MediXaid Provider Network’s 5,500+ healthcare providers registered in the Early Adopter Program are now completing their legal agreements and being verified and reviewed for placement on the Platform.

•

In May 2017, MediXall partnered with Crossroads Capital Finance Group to offer financial products to our MediXaid Provider Network members, to assist them in developing their businesses and client/patient relationships.

o

Based on the success of the joint venture, MediXall Group has entered into an agreement to purchase the Health Care division of Crossroads Capital Finance and have set up a MediXall Group division called MediXall Finance Group.

•

Entered into strategic partnerships with the following companies

o

SafeRide Health – a digital health platform that connects care providers to appropriate medically qualified transport and Lyft to manage no-shows and transportation for high risk or high need patients. Studies indicate that an es-timated 3.6 million Americans miss medical appointments because they lack quality public transit or don’t have a car, costing the health care system an estimated $150 billion in delays.

o

Quantum Innovations Inc. – a developer of state-of-the-art business models with approved and pending patented technology, and leading industry re-search initiatives, Quantum Innovations provides unique value, solutions and insight towards the transformation of the healthcare industry.

Division 1: MediXall Healthcare Marketplace Overview

MediXall Healthcare Marketplace, a wholly owned subsidiary of MediXall Group, is currently launching a new generation Healthcare Platform to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. Our integrated cloud-based platform for the healthcare industry helps providers simplify the way they run their businesses, attract and engage more patients, boost their revenues and focus more on providing high quality care to their patients. Moreover, the platform helps patient/clients find price transparency and gives them the ability to make informed choices based on price, location and schedule for requested medical products and services. In this era of rapidly increasing deductibles and healthcare costs, the cloud-based Healthcare Marketplace is designed to be transformational and disruptive to traditional methods of medical care and provisioning of medical services to the consumer.

The MediXall Healthcare Marketplace is an electronic healthcare platform where patients/ clients can shop for their own medical services; diagnostic procedures and services; and medical equipment and devices. The platform will offer consumers and corporations, such as self-insured companies operating under ERISA (Employee Retirement Security Act of 1974) and private insurance companies, the ability to cost compare, price and sort for medical services and products by price, first available appointment and nearest location. We believe the platform will be disruptive to the traditional method of provisioning medical care and services; and, strike at the heart of runaway costs, in a climate of soaring personal deductibles and increasing healthcare insurance costs to individuals and corporations.

The cloud-based platform is designed to work in both a mobile and desktop environment. MediXall operates in a form of reverse auction where the consumer will choose from a list of the products and or services required. Qualified and vetted suppliers will compete based on a combination of quality score, location, best price and convenience.  We firmly believe that MediXall will lower costs to the patient-consumer/ buyer and healthcare industry at large.

MediXall is bringing a consumer-centric marketing model that has been successful in the retail industry to the healthcare market.  This new online, easily accessible and understood “auction” of medical care will offer patient/consumers the opportunity to review the services offered and costs of service for desired procedures, and ultimately a large number of practitioners will participate in order to compete. One has only to look at the success of Amazon, that brought a disruptive retail platform to the retail industry; and Uber for the taxi industry, that has been valued at $68 billion to see the huge potential for growth in shareholder value. MediXall’s patent-protected technology secures a strong leadership position in this market innovation.

We believe millions of healthcare providers around the world are looking for a simple, efficient and reliable way to manage their operations, specifically their patient discovery & acquisition operation.  Management tasks are generally time consuming, preventing providers from focusing on delivering their core services. This results in a loss of revenue-generating opportunities, lower client satisfaction and lower client retention. We developed the MediXall Healthcare Marketplace to enable these providers to focus on delivering high-quality care to patients and be able to outsource functions that are not their core concentration. Through our integrated cloud-based platform, we enable providers to easily maximize staff efficiency, in-crease patient volume, increase their revenue, and publicize their practice – all in a cost-effective manner. We also plan to offer advanced marketing and client re-tention capabilities to help practices acquire and retain their clients, and analytics capabilities to help them improve their practice and plan for the future. At the same time, we offer consumers a single platform to discover, evaluate and book health-care services.  We provide convenient “one-stop-shop” access to our providers’ medical services and products, which include the following general categories, but not limited to:

•

Physician services including cosmetic services and surgery;

•

Dental services including orthodontics, endodontics, and oral surgery, and other dental services;

•

Diagnostic services including MRI, MRA, CT Scan, Stress Tests, sonograms and ultrasounds;

•

Laboratory services;

•

Pharmacies, pharmaceuticals and formularies;

•

Medical supplies, medical equipment; and,

•

Home healthcare services.

In addition, provider reviews on our platform can only be written by consumers who have actually used a service by a MediXaid Network Provider Member through the MediXall Healthcare Marketplace.  As a result, consumers are able to access credible reviews that provide a basis for informed decisions. The net effect of the vendor- competitive model of the platform is it empowers consumers to control their healthcare based on a combination of quality score, location, price and convenience.

Division 2: MediXall Finance Group Overview

As mentioned under Milestones, prompted by the success of the joint venture between Crossroads Capital Finance Group and the MediXaid Provider Network, the company has entered into an agreement to purchase the Health Care division of Crossroads Capital Finance, and, accordingly, is setting up a MediXall Group division called MediXall Finance Group. This is the second revenue center currently generating revenue. MediXall’s growing lineup of institutional and private lenders has custom-designed financing products to serve four critical needs in the healthcare sector:

1)

Medical Procedure Loans for Healthcare Practitioners to offer their patients the option to receive care when they need it, and to make payments over time

2)

Cosmetic and Elective Procedure Loans through Practitioners

3)

Commercial Loans for business expansion, equipment purchases and leases

4)

Medical Accounts Receivable loans to help practices bridge the gap between the time when service is rendered, and payment is received.

MediXall Finance Group’s products are designed to assist practitioners and their patient/clients through each phase of their evolution, from setting up and equip-ping a state-of-the-art practice, helping patients get the care they need right now, whether medically imperative or elective, and helping practices smooth out the process of maintaining cash flow.

Division 3: MediXall Investment Group

The foundation concepts for the MediXall Platform and the Healthcare EcoSystem™ were developed in cooperation with the MediXall Group Chairman, Noel Guillama, MD, and strategic partner company Quantum Group, Inc.  MediXall Investment Group has developed a new model for a healthcare “Ecosystem” hub to address the challenges and opportunities associated with the current state of Healthcare: enabling consumers to find a “best match” for their healthcare-related needs and associated products. The MediXall Investment Group will seek to acquire, or partner with owners of superior healthcare inventions to create mutually beneficial agreements that generate revenue through the use of patented intellectual property.

Approaching the Healthcare EcoSystem™ as a whole, MediXall creates, partners with, and invests in companies that embody our mission statement. Before we engage in binding agreements with a company, it must address three or more of these five objectives:

1.

Reduce cost

2.

Promote better care and improves overall consumer wellness

3.

Create efficiencies and reduces waste and/or redundancies

4.

Follow the master trend in healthcare and demographics

5.

Remain consistent with U.S. Policies in the industry

Market Analysis: Rising Healthcare Costs

Healthcare spending, overall, is very high in the United States, and growing. From 2005 to 2016, health care spending in the United States tripled. In 2016, it reached nearly $3.4 trillion, up 4.8 percent from 2015. That makes healthcare one of the country’s largest industries, equaling approximately17.8 percent of gross domestic product. In comparison, health care costs were $27.2 billion in 1960, just 5 percent of GDP. That translates to an annual health care cost of $10,348 per person in 2016 versus just $146 per person in 1960. Health care costs have risen faster than annual income. According to The Centers for Medicare and Medicaid Services (CMS), U.S. health care spending is projected to reach nearly $5.5 trillion by 2025, a full 20 percent of GDP.

Furthermore, the average insurance premium for consumers has risen 19% over the past five years, to $7,000 for single coverage in 2017, and to nearly $19,000 for family coverage, according to the Kaiser Family Foundation. However, only 80% of health insurance premiums go towards paying for service, while the other 20% is lost in administrative overhead. Oftentimes healthcare providers go unpaid for months, or longer — causing ever increasing costs.

Despite employers paying about three quarters of their workers’ premiums, according to the Society for Human Resource Management, individual workers’ health costs have gone up as well. In addition to premium increases, their out-of-pocket costs, which include what they spend for deductibles, co-pays and co-insurance, have risen too. Between 2005 and 2015 average out-of-pocket costs grew 66%, or more than twice the growth rate in wages during that period, according to Kaiser.

The Patient’s Perspective

Patients struggle to bear the high costs of health care in the United States by paying increasingly expensive insurance premiums, which can only serve as a cap on a family’s exposure to ﬁnancial ruin. Because of high annual deductibles, most patients’ day to day care is still paid out of pocket.

Since costs such as a doctor visits and many other routine visits are paid out of pocket, price comparison is increasingly important. Currently, consumers suffer from a lack of transparency, trust, and a general inability to systematically access the best health care at the most affordable price.

While the internet has increased the amount of information available to health care consumers, many self-pay consumer purchases are a result of chance, haphazard decision making, procrastination, and poor information. Moreover, many Healthcare Providers have not thought about what they would charge a cash-pay patient who pays up-front at the time of service. As a result, the self-pay consumer pays the health care provider at the provider’s ‘Usual and Customary Rate’, which on average is 40% more than what insurance companies pay for their insured members. This discount represents one of the largest advantages of the insurance model.

Prices for a given procedure vary widely, however, within a town, state, country—without necessarily any real difference in the quality of outcomes as well. Researchers for a Health Care Cost Institute study found the national average price for 242 common services—everything from lab tests and X-rays to more extensive procedures like hip replacements and angioplasties—varied extensively across states as well as within metropolitan areas. For example, in Cleve-land, the average price paid for a pregnancy ultrasound was $522. But just 60 miles away in Canton, Ohio, the average price was $183, according to the study.

An Amino Study of MRI prices found that the price of an MRI can be thousands of dollars more if you go to a hospital than if you go to an imaging center, depending on your state. Although many qualify for subsidized insurance premiums, they are still required to pay their deductible up front. In 2015, the Affordable Care Act capped this at $6,500 for an individual and $13,200 for a family-potentially ruinous costs for many low to middle income Americans.

As a result, increasing numbers of patients go without insurance entirely, thinking their healthcare needs would not justify the expense of an insurance premium. Oliver Wyman found that enrollment in the healthcare exchanges decreased by 22 percent in 2016 and 2017. This population, often young and too well off to qualify for government-funded welfare programs like Medicaid, therefore neglect going to the doctor for routine visits. This represents a loss both for patients and providers.

The Provider’s Perspective

For health care providers, offering services to insured patients is complicated, costly and fraught with delays. As indicated above, providers customarily discount their services by an average of 40% as a result of the insurance companies’ bargaining positioning. Moreover, providers often must wait for months before a claim is reviewed and approved by insurance companies and they receive payment. Finally, providers must write off a large percentage of their billings due to unpaid co-pays, deductible, co-insurance, disputed billing, and other situations.

According to many providers, the wait time for payment from an insurance provider is 27-90 days on average from the time of service. The administrative burdens and payment delays often increase when government programs like Medicare and Medicaid are involved. Illinois, for example, has more than $5 billion dollars in unpaid state health insurance and $2 billion dollars in unpaid Medicaid bills to healthcare providers who in many cases have waited years to be reimbursed. The situation is so bad that many providers opt not to deal with Medicaid, turning away those most in need because they cannot afford to provide services for free. Approximately 50 percent of providers make this tough decision.

These administrative costs overburden providers as well as insurance companies. Approximately 80 percent of a healthcare insurance premium goes directly to medical services, on average. The remaining 20 percent goes to administrative costs of the insurance company.

These difficulties have led to a sharp increase of providers abandoning insurance companies in favor of cash only, concierge medicine, and other alternative business models. Many providers, however, cannot afford to completely replace their business model, which is what is often necessary to make the transition proﬁtable.

MediXall Healthcare Ecosystem: Finding the Right Solution for Patients and Providers

By delivering a solution that better connect consumers with high-quality healthcare providers and wellness services, MediXall enables our Provider Network members to engage consumers with the level of price transparency and digital convenience that they have come to expect in every other aspect of their lives.

Strategic Focus

Onboarding and Quality Assurance

MediXall is committed to promoting the highest level of quality care for its users. In support of this commitment, practitioners who join the MediXaid Provider Network must undergo a rigorous process called credentialing in order to be able to provide services through the MediXall Healthcare Marketplace.

Once a health provider has requested to join our marketplace, we conduct a full credentialing process that evaluates the qualifications and practice history of a health provider. Credentialing involves many steps, which ensure that providers meet our stringent standards and are capable of providing MediXall users with the quality of care they have come to expect. Once a provider’s participation application is received, we verify the qualifications and practice history of a health provider. This information includes, but not limited to:

•

All medical and postgraduate training

•

Board certification in the provider’s area of specialty

•

Current licensure

•

Any sanctions against the provider's license

•

Malpractice coverage

•

Malpractice history, work history, medical history

If the provider passes all of these checks, the application is then forwarded to the MediXall Credentialing Committee for review. This committee includes healthcare providers from our provider network, along with providers from within the community. Providers who are approved by this committee become MediXall preferred providers and can begin providing services through our Healthcare Marketplace Platform.

Credentialing is a lengthy, but necessary, process to ensure that our users have access to quality healthcare providers. We expect to be capable of providing ownership disclosure on nearly all Providers. Meanwhile, the consumer on the buying side of the transaction will be protected by their aforementioned “rolling encryption, uniquely coded profile and member identification for each user.”

Sales and Marketing

We deploy a direct sales approach driven by an inside sales team based in Ft Lauderdale, Florida, and Orlando, Florida. Our sales team qualifies and manages prospective and current MediXaid Network Providers, aiming to initiate, retain, and expand their use of our platform over time. Our sales team partners with the technology team to provide consultation and product demonstration to prospects to accelerate the onboarding of new subscribers. As we begin the roll out of the MediXall Healthcare Marketplace to employers, we intend to develop and expand a field sales team responsible for discovery, qualification, and account management for larger organizations.

Our marketing efforts are focused on generating awareness of our platform, creating sales leads, establishing and promoting our brand, and cultivating a community of successful and vocal healthcare providers and consumers. We utilize both online and offline marketing initiatives, including search engine and email marketing, online display and print advertising, participation in trade shows, events and conferences, permission marketing, social media and media outreach, and strategic partnerships and endorsements.

Revenue Model

Our revenue model is comprised of four primary components:

Technology Fees.  Revenue we receive from providers for the use of the technology, once a patient requests the appointment from that specific provider. All providers pay outstanding fees on a monthly basis to MediXall.

Subscription and Services. With the Company soft-launching the MediXall Healthcare Marketplace in South Florida, early-adopter providers can join the platform for one year at no cost. During this time, the provider is only subject to technology fees as they accrue. We are leveraging this Provider user base and associated data to refine the app, identify what works and what does not work and offer enhancements and upgrades for Subscription fees. As we begin the broader-based market rollout of the MediXall Healthcare Marketplace, we expect subscription and services revenue will be generated primarily from sales of subscriptions and additional features for the MediXall Healthcare Marketplace. We expect most of subscription fees to be prepaid by subscribers on a monthly basis via a credit card and, to a lesser extent, billed to subscribers on an annual or quarterly basis.

Financing Revenue. We earn financing revenue from revenue share arrangements with third-party payment processors and lenders on transactions between MediXaid Provider Network members who utilize our financing solutions and their consumers. Financing solutions offered to the MediXaid Provider Network in-clude: 1) Patient financing for healthcare practitioners to offer their patients the option to receive care when they need it, and to make payments over time, 2) Cosmetic and elective procedure financing through practitioners, 3) Commercial financing for practice expansion, equipment purchases and leases, and 4) Medical accounts receivable financing. We expect our financing revenue to increase both in absolute dollars and as a percentage of total revenue as we add new providers who utilize our financing solutions, as existing providers and consumers increase the volume of transactions that they process through our financing solutions, and as our aggregate volume of financing transactions reduces our related costs and increases margins.

Partner Product and Services. MediXaid Provider Network members can choose to enter into a separate contract with MediXall technology partners to purchase additional features and functionalities, as well as other products and services. We receive a revenue share from these arrangements from our technology partners, which is recorded when earned. Additionally, we intend to develop the MediXall Healthcare Marketplace API, which will create a revenue stream from API platform partners for subscriber site access, data query, and consumer bookings.

Employees

As of December 31, 2017 we employed 19 full-time employees.

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

We had $22,232 in revenue during 2017; it will be some time before we become profitable. We expect our expenses will increase substantially for the foreseeable future as we seek to start operations and develop our product(s). It is difficult to accurately forecast MediXall’s revenues and operating results and they could fluctuate in the future due to a number of factors. These factors may include: MediXall’s ability to raise funds, and ability to further develop device applications; acceptance of device products; the amount and timing of operating costs and capital expenditures; competition from other market venues that may reduce market share and create pricing pressure; and adverse changes in general economic, industry and regulatory conditions and requirements. MediXall’s operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

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

We cannot be certain that we will successfully defend against allegations of infringement of third-party patents and intellectual property rights. In the event that we become subject to a patent infringement or other intellectual property lawsuit and if the other party’s patents or other intellectual property were upheld as valid and enforceable and we were found to infringe the other party’s patents or violate the terms of a license to which we are a party, we could be required to pay damages.

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

As of December 31, 2017 there has been no new development in this matter.

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company's that are related to alleged services that were performed for the Company. The arbitration alleged the Company engaged in a breach of contract. The management plans a vigorous defense and it believes there are meritorious defenses in their favor. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed possible and any possible loss cannot be determined at this time. An adjustment of $30,000 has been reflected on the financial statements regarding this matter.

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

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTC Markets:

	High	Low
Fiscal Year Ended December 31, 2017
First Quarter	$1.51	$0.75
Second Quarter	$1.95	$1.20
Third Quarter	$3.01	$1.95
Fourth Quarter	$3.50	$2.10

Fiscal Year Ended December 31, 2016
First Quarter	$4.50	$3.15
Second Quarter	$3.90	$3.00
Third Quarter	$3.90	$3.00
Fourth Quarter	$3.90	$1.44

All stock prices reflect the one-for-fifteen reverse stock split effective as of November 22, 2016. On February 19, 2017, the closing price of our common stock was $2.50 per share.

Holders

As of February 19, 2018 60,749,882 shares of common stock are issued and outstanding held by approximately 580 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

The shares were issued in reliance upon an exemption from registration pursuant to, among others, Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulations D and S as promulgated under the Securities Act. Each investor took his securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.

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

During the year ended December 31, 2017, we entered into the following securities related transactions;

•

retired 66,667 shares of common stock that were returned to the Company and retired in exchange for the Company’s 10% ownership in Continental Rail, LLC (previously included in common stock payable);

•

issued 7,811,250 shares of restricted common stock payable valued at $781,125 from 2016 (previously included in common stock payable);

•

issued 34,761,000 shares of common stock in connection with the Share Exchange Agreement and Plan of Reorganization (the “Merger” ) with IHL of Florida, Inc., a Florida corporation (“IHL”) which was established in April, 2016 and under common control. Pursuant to the Merger, IHL shareholders transferred to the Company all their issued and outstanding shares of capital stock. In exchange, the Company agreed to issue 41,131,000 (of which 6,370,000 shares were included in the restricted shares payable at December 31, 2016) of common stock to IHL shareholders, including 18,599,750 shares issued to common control parties and 264,894 shares of Series A Preferred Stock, all issued to common control parties, and convertible into 24,900,000 shares of common stock. The share issuances represented approximately 94.1% of the total issued and outstanding shares of common stock of the Company post-closing at the time of the transaction;

•

received proceeds of $2,321,855 pursuant to a Private Placement Memorandum and for which 14,121,420 shares of restricted common stock were issued.

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

Overview

he mission of the MediXall Group is to revolutionize the medical industry by improving communication; providing better technology and support services; and enabling more efficient, cost-effective healthcare for the con-sumer. By approaching the healthcare ecosystem as a whole, MediXall creates, invests and incubates companies that embody its mission statement.

The first product MediXall is developing is the MediXall Healthcare Platform, which is on schedule for a first quarter 2018 launch. The MediXall Platform is a new generation healthcare marketplace platform to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. With MediXall.com, patient/clients find price transparency and the ability to make informed choices based on price, location and schedule for requested med-ical products and services. In this era of rapidly increasing deductibles and healthcare costs, the cloud-based MediXall platform is designed to be trans-formational and disruptive to traditional methods of medical care and provi-sioning of medical services to the consumer.

Going Concern

We have incurred net losses of $7.3 million since inception through December 31, 2017. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Revenue

We generated $22,232 in revenues during the year of 2017 and $0 during the year of 2016.

Operating Expenses

Operating expenses increased $1,005,932 or 153% to $1,663,092 in 2017 compared to $657,160 in 2016. The increase is primarily due to the increase in personnel related expenses and professional fees during 2017.

Liquidity and capital resources

We have an accumulated deficit of $7,335,834 through December 31, 2017. As of December 31, 2017, we had a working capital deficit of $400,841. Additionally, due to the “start-up” nature of our business, we expect to incur losses as we continue development of our business plan.

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

Net cash used by operating activities was $2,066,080 for the year ended December 31, 2017, compared to $666,154 for the year ended December 31, 2016.

Net cash used in investing activities was $179,306 for the year ended December 31, 2017 primarily for the development of the Company’s web site as compared to $0 during the year ended December 31, 2016.

Net cash provided by financing activities was $2,321,855 from the sale of common stock during the year ended December 31, 2016 compared to $781,125 for the year ended December 31, 2016.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2017.

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

Name	Age	Position(s) and Office(s) Held
Timothy S. Hart	59	Chief Financial Officer, Treasurer, Secretary, Director
Neil Swartz	55	Interim Chief Executive Officer
Noel Guillama	58	Chairman of the Board
Guy Connor	56	Executive Vice President
Michael Swartz	26	President

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

Guy Connor . A results-oriented, performance-driven Business Development Executive, Guy Connor has over 25 years of successful experience in technology development, market entry strategy and business to business acquisitions. Mr. Connor is a proven innovator in data intelligence with the ability to monetize complex business models to dramatic increase in revenues. He has in-depth background in building, negotiating, maintaining and driving scalable direct sales and channel initiatives.

Mr. Connor continues to demonstrate comprehensive skills in strategic and tactical planning in support of corporate and/or investor benchmarks. Known as a pro-active leader, Guy Connor has excellent communication and negotiation skills, crucial in closing large, complex agreements. He also possesses a strong ability to successfully relate, work and adapt to diverse people and cultures. A driven self-starter, he has an exceptional record of high performance in achieving quick turnarounds with measurable and sustainable improvement to business structure, process, organization and ultimately the bottom line.

As Executive Vice President for MediXall Group, Mr. Connor provides solid guidance on the current state of the technology sector and the strongest courses of action for the MediXall Healthcare Platform, as well as providing cyber security and data management for all of the company programs.

Michael Swartz . Mr. Swartz currently serves as President of MediXall Group, Inc. Previously, Mr. Swartz was the Senior Analyst for Viridian Capital Advisors, where he led all modeling and valuation work for the firm’s M&A and fund raising assignments. He served as co-portfolio manager for the University of North Florida’s Student Managed Investment Fund, Osprey Financial Group, where he analyzed publicly traded companies with market capitalizations from $50 million to $1 billion and prepared buy-side equity reports containing buy-recommendations and original valuations derived from fundamental & technical analysis. In addition, Mr. Swartz served as the fund’s Asian Economist, analyzing economic and geopolitical factors and assessing the Asia-Pacific region for attractive investment opportunities. Previously, Mr. Swartz worked as an Analyst at TBG Holdings, assisting clients with researching strategic options as it relates to market opportunities, competitive positioning, and allocation of resources.

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

Director Compensation

We did not compensate our directors for their services on the Board during 2017 and 2016.

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

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation recorded by us in the past two years for our principal executive officer and principle financial officer and each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neil Swartz Interim Chief Executive Officer (1)	2017	—	—	—	—	—	$152,500	$152,500
	2016	—	—	—	—	—	$160,000	$160,000
Timothy S Hart Chief Financial Officer (2)	2017	—	—	—	—	—	$292,500	$292,500
	2016	—	—	—	—	—	$203,942	$203,942
Noel Guillama Chairman and Director (3)	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—
John H. Marino, Jr. Former Chief Executive Officer (4)	—	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—

———————

(1)

Mr. Swartz was appointed Interim Chief Executive Officer on December 28, 2016. There is no employment agreement between Mr. Swartz and the Company. Mr. Swartz did not earn any compensation as an individual. However, Mr. Swartz is part owner of TBG Holdings, LLC. During 2017 and 2016, the Company recognized $305,000 and $320,000, respectively, as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above. During 2017 and 2016, no payments for compensation earned by TBG have been made.

(2)

There is no employment agreement between Mr. Hart and the Company. Mr. Hart did not earn any compensation as an individual. However, Mr. Hart is part owner of TBG Holdings, LLC. During 2017 and 2016, the Company recognized $305,000 and $320,000, respectively, as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above. Additionally, Mr. Hart provides services to the Company through a company he owns, R3 Accounting. During 2017 and 2016, the Company recognized expense related to R3 Accounting services of $140,000and $43,942, respectively. During 2017 and 2016, no payments for compensation earned by TBG or R3 Accounting have been made.

(3)

Mr. Guillama was appointed Chairman and Director on December 13, 2016. Mr. Guillama did not receive any form of compensation in 2017 or 2016.

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

The Company had no outstanding equity awards as of December 31, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of February 28, 2018 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

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

(2)

Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 68,626,379 shares of common stock issued (or issuable) and outstanding on a fully diluted basis as of February 28, 2018. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)

Calculated based on 68,626,379 shares of Common Stock and 264,894 shares of Series A Convertible Preferred Stock (264,894 shares outstanding convertible into 24,900,000 shares of common stock) issued (or issuable) and outstanding as of February 28, 2018. Holders of the Series A Convertible Preferred Stock are entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to the number of shares of common stock each preferred share is convertible into.

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

The following are related party transactions for the fiscal years ended December 31, 2017 and 2016:

Pursuant to an agreement dated June 2013, TBG Holdings Corp., of which Timothy Hart our Chief Financial Officer and Neil Swartz our Interim Chief Executive Officer are principals, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. Under this agreement, we agreed to pay TBG a first month’s fee of $25,000 and thereafter a monthly fee of $10,000. Additionally, TBG was providing similar services to IHL of Florida, Inc. prior to the Merger at a rate of $25,000 per month. This agreement has remained in effect. During the years ended December 31, 2017 and 2016, the Company expensed $305,000 and $320,000, respectively, of related party management fees. Additionally, TBG has provided working capital to the Company to cover operating expenses. As of December 31, 2016, the Company owed TBG approximately $468,000 related to management fees and advances. During 2017, the Company expensed $305,000 to management fees, received $18,875 and repaid TBG $365,751 resulting in a balance due to TBG as of December 31, 2017 of approximately $271,000 and included on the balance sheet under “Accounts payable and accrued expenses - related party”.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Baum & Company, P.A. (“Baum”) currently serves as our independent registered public accounting firm to audit our financial statements for the fiscal year ended December 31, 2017. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

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

	2017	2016
Audit Fees	$15,000	$16,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$15,000	$16,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2017 were pre-approved by the entire board of directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements

The following financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2017 and 2016
•	Consolidated Statements of Operations for the years ended December 31, 2017 and 2016
•	Consolidated Statements of Stockholders’ Deficit For the Years Ended December 31, 2017 and 2016
•	Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016
•	Notes to Consolidated Financial Statements

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

MediXall Group, Inc.

Dated: February 23, 2018	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Hart	Chairman of the Board of Directors, Chief Financial Officer, director, principal financial and accounting officer	February 23, 2018
Timothy S. Hart

/s/ Neil Swartz	Interim Chief Executive Officer, Principal Executive Officer	February 23, 2018
Neil Swartz

/s/ Noel Guillama	Director, Chairman	February 23, 2018
Noel Guillama

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Form S-1 filed with the SEC on March 5, 2014)
3.2	Articles of Merger filed December 31, 2002 (Incorporated by reference to Exhibit 3.2 of Form S-1 filed with the SEC on March 5, 2014)
3.3	Certificate of Amendment to the Articles of Incorporation filed December 31, 2002 (Incorporated by reference to Exhibit 3.3 of Form S-1 filed with the SEC on March 5, 2014)
3.4	Certificate of Amendment to the Articles of Incorporation filed June 23, 2003 (Incorporated by reference to Exhibit 3.4 of Form S-1 filed with the SEC on March 5, 2014)
3.5	Certificates of Amendment to the Articles of Incorporation filed July 25, 2003 (Incorporated by reference to Exhibit 3.5 of Form S-1 filed with the SEC on March 5, 2014)
3.6	Certificates of Amendment to the Articles of Incorporation filed March 30, 2005 (Incorporated by reference to Exhibit 3.6 of Form S-1 filed with the SEC on March 5, 2014)
3.7	Certificate of Amendment to the Articles of Incorporation filed October 29, 2007 (Incorporated by reference to Exhibit 3.7 of Form S-1 filed with the SEC on March 5, 2014)
3.8	Certificate of Amendment to the Articles of Incorporation filed May 14, 2009 (Incorporated by reference to Exhibit 3.8 of Form S-1 filed with the SEC on March 5, 2014)
3.9	Certificate of Amendment to the Articles of Incorporation filed August 26, 2009 (Incorporated by reference to Exhibit 3.9 of Form S-1 filed with the SEC on March 5, 2014)
3.10	Certificate of Amendment to the Articles of Incorporation filed September 10, 2010 (Incorporated by reference to Exhibit 3.10 of Form S-1 filed with the SEC on March 5, 2014)
3.11	Certificate of Amendment to the Articles of Incorporation filed July 12, 2011 (Incorporated by reference to Exhibit 3.11 of Form S-1 filed with the SEC on March 5, 2014)
3.12	Certificate of Change filed September 21, 2011 (Incorporated by reference to Exhibit 3.12 of Form S-1 filed with the SEC on March 5, 2014)
3.13	Certificate of Amendment to the Articles of Incorporation filed July 2, 2013 (Incorporated by reference to Exhibit 3.13 of Form S-1 filed with the SEC on March 5, 2014)
3.14	Certificates of Amendment to the Articles of Incorporation filed July 10, 2013 (Incorporated by reference to Exhibit 3.14 of Form S-1 filed with the SEC on March 5, 2014)
3.15	Bylaws (Incorporated by reference to Exhibit 3.15 of Form S-1 filed with the SEC on March 5, 2014)
3.16	Amended and Restated Articles of Incorporation filed June 17, 2014 (Incorporated by reference to Exhibit 3.16 of Form S-1 filed with the SEC on July 15, 2014)
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
10.1

Agreement dated June 25, 2013 by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (Incorporated by reference to Exhibit 10.1 of Form S-1 filed with the SEC on March 5, 2014)

10.2	Letter agreement dated May 27, 2013 by and between Continental Rail Corp. and Taylor-DeJongh International (Incorporated by reference to Exhibit 10.2 of Form S-1 filed with the SEC on March 5, 2014)
10.3	Employment Agreement effective June 27, 2013 by and between IGSM Group, Inc. and Wayne A. August (Incorporated by reference to Exhibit 10.3 of Form S-1 filed with the SEC on March 5, 2014)
10.4	Employment Agreement effective June 25, 2013 by and between IGSM Group, Inc. and John H. Marino, Jr. (Incorporated by reference to Exhibit 10.4 of Form S-1 filed with the SEC on March 5, 2014)
10.5

Amendment No. 1 to Agreement by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (Incorporated by reference to Exhibit 10.5 of Form S-1 filed with the SEC on July 15, 2014)

10.6

Independent Consultant Agreement dated October 2, 2013 by and between John M. Keasling and Continental Rail Corp. (Incorporated by reference to Exhibit 10.6 of Form S-1 filed with the SEC on July 15, 2014)

10.7

Amendment to Independent Consultant Agreement dated June 24, 2014, effective October 2, 2013 by and between Continental Rail Corp. and John M. Keasling (Incorporated by reference to Exhibit 10.7 of Form S-1 filed with the SEC on July 15, 2014)

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

10.10	Share Exchange Agreement dated July 8, 2016 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on December 16, 2016)

10.11	Share Exchange Agreement and Plan of Reorganization dated December 13, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 16, 2016)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 of Form S-1 filed with the SEC on March 5, 2014)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT **
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA **
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE **
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE **
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE **

———————

*

Filed herewith.

**

To be filed by amendment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of MediXall Group, Inc. (formerly Continental Rail Corp.)

Opinion on Consolidated Financial Statements

We have audited the accompanying balance sheets of MediXall Group, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related statements of operations, changes in stockholders’ (deficit), and cash flows for each of the years in the two-year period ended December 31, 2017.

Basis for Opinion

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediXall Group, Inc. as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Baum & Company PA

We have served as auditor since 2012

Miami Beach, FL

February 23, 2018

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	December 31,	December 31,
	2017	2016

ASSETS
CURRENT ASSETS:
Cash	$191,440	$114,971
Total Current Assets	191,440	114,971

Furniture and equipment, net	12,432	—

Website and development costs	163,874	—

Total Assets	$367,746	$114,971

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$320,705	$472,341
Accounts payable and accrued expenses - related party	271,576	548,160

Total Current Liabilities	592,281	1,020,501

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000.000 authorized; 264,894 issued and outstanding at December 31 2017 and 2016, respectively	265	265
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 59,222,382 and 2,595,379 shares issued and outstanding at December 31, 2017 and 2016, respectively	59,222	2,595
Additional paid-in capital	7,051,812	4,030,459
Common stock payable	—	756,125
Accumulated deficit	(7,335,834)	(5,694,974)

Total Stockholders' Deficit	(224,535)	(905,530)

Total Liabilities and Stockholders' Deficit	$367,746	$114,971

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2017 and 2016

	For the Year Ended
	December 31,
	2017	2016

Revenue	$22,232	$—

Operating Expenses
Professional fees	251,018	92,878
Professional fees - related party	156,000	43,942
Management fee - related party	305,000	320,000
Personnel related expenses	829,650	192,155
Other selling, general and administrative	121,424	8,185
Total Operating Expenses	1,663,092	657,160
Net Loss Before Income Taxes	(1,640,860)	(657,160)

Provision for Income Taxes	—	—

Net Loss	$(1,640,860)	$(657,160)

Net loss per common share - basic and diluted	$(0.03)	$(0.25)

Weighted average number of common shares outstanding during the periods - basic and diluted	53,625,637	2,595,379

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended December 31, 2017 and 2016

	Series A Voting
	Preferred Stock		Common Stock		Common	Additional		Total
	$0.001 Par Value		$0.001 Par Value		Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, January 1, 2016	—	$—	2,595,379	$2,595	$—	$4,032,927	$(5,037,814)	$(1,002,292)

Issuance of preferred stock pursuant to the IHL of Florida Share Exchange Agreement	264,894	265	—	—	—	—	—	265
Acquisition of MediXall, Inc by IHL of Florida, Inc. on July 8, 2016	—	—	—	—	—	(2,468)	—	(2,468)
Proceeds received pursuant to Private Placement Memorandum	—	—	—	—	781,125	—	—	781,125
Cancellation of common stock (See Note 4)	—	—	—	—	(25,000)	—	—	(25,000)
Net (loss)	—	—	—	—	—	—	(657,160)	(657,160)
Balance, December 31, 2016	264,894	265	2,595,379	2,595	756,125	4,030,459	(5,694,974)	(905,530)

Shares issued pursuant to the IHL of Florida Share Exchange	—	—	34,761,000	34,761	—	(34,761)	—	—
Proceeds received pursuant to Private Placement Memorandum	—	—	7,811,250	7,811	(781,125)	773,314	—	—
Cancellation of common stock (See Note 4)	—	—	(66,667)	(66)	25,000	(24,934)	—	—
Proceeds received pursuant to Private Placement Memorandum	—	—	14,121,420	14,121	—	2,307,734		2,321,855
Net (loss)	—	—	—	—	—	—	(1,640,860)	(1,640,860)
Balance, December 31 2017	264,894	$265	59,222,382	$59,222	$—	$7,051,812	$(7,335,834)	$(224,535)

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2017 and 2016

	For the Year Ended
	December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,640,860)	$(657,160)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	3,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(151,636)	180,115
Accounts payable and accrued expenses - related party	(276,584)	(189,109)
Net cash flows from operating activities	(2,066,080)	(666,154)

CASH FLOWS FROM INVESTING ACTIVITIES:
Fixed assets	(15,432)	—
Web site development costs	(163,874)	—
Net cash flows from investing activities	(179,306)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	2,321,855	781,125
Net cash flows from financing activities	2,321,855	781,125
Decrease in cash and cash equivalents	76,469	114,971
Cash and cash equivalents at beginning of period	114,971	—

Cash and cash equivalents at end of period	$191,440	$114,971

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid in cash	$—	$—
Income taxes paid in cash	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
Value of common stock issued for services	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 2 – Going Concern

The Company began generating revenue through its Medixall Financial Group subsidiary in the third quarter of 2017. The Company had not generated any revenue during 2016. The Company has an accumulated deficit of $7,335,895 as of December 31, 2017, and does not have sufficient operating cash flows. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the years ended December 31, 2017 and 2016, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

Estimated
Useful Lives

Equipment	5-10 years
Furniture	5-7 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For book purposes, depreciation is computed under the straight-line method.

Depreciation of $3,000 has been recorded for the year ended December 31. 2017 and $0 for the year ended December 31, 2016.

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

Basis of Presentation

The audited financial statements of Medixall Group, Inc. (the “Company”) as of December 31, 2017, and 2016, have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States and include the Company’s wholly-owned subsidiaries, IHL of Florida, Inc., Medixall Financial Group (a Florida corporation), and Medixaid, Inc. Medixaid, Inc. has a wholly-owned subsidiary, Medixaid Provider Network, Inc. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the financial information have been included. The Company did not record an income tax provision during the periods presented due to net taxable losses.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Following is the computation of basic and diluted net loss per share for the twelve months ended December 31, 2017 and 2016:

	Year Ended
	December 31,
	2017	2016
Basic and Diluted EPS Computation
Numerator:
Loss available to common stockholders'	$(1,640,860)	$(657,160)

Denominator:
Weighted average number of common shares outstanding	53,625,637	2,595,379

Basic and diluted EPS	$(0.03)	$(0.25)

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

Note 4 – Website and Development Costs

In accordance with ASC 350-40 “Intangibles – Goodwill and other – Internal-use Software”, internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of December 31, 2017, the Company has met the capitalization standards of ASC 350-40 and has incurred $163,874 in costs related to the development of the Medixaid platform. The Company is currently conducting beta test procedures with a full launch date estimated in March 2018.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

Note 5 – Stockholders Equity (Deficit)

During the year ended December 31, 2017, we entered into the following securities related transactions:

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

•	Received proceeds of $2,321,855 pursuant to a Private Placement Memorandum and for which 14,121,420 shares of restricted common stock were issued.

During the year ended December 31, 2016, we entered into the following securities related transactions:

•	Issued 32,867 shares as a result of an error in issuances from prior financings; this was reclassified to 2014 due to immateriality;
•

recorded a $25,000 equity receivable for 66,667 shares of common stock to be returned to the Company and retired in exchange for the Company’s 10% ownership in Continental Rail, LLC (subsequently retired);

•	effected a one-for-fifteen reverse stock split reducing the number of common shares outstanding from 38,921,911 to 2,595,379, this was reflected in a restated January 1, 2016 balance;
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

Note 6 – Related Party Transactions

Pursuant to an agreement dated June 2013, TBG Holdings Corp., of which Timothy Hart our Chief Financial Officer and Neil Swartz our Interim Chief Executive Officer are principals, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. Under this agreement, we agreed to pay TBG a first month’s fee of $25,000 and thereafter a monthly fee of $10,000. Additionally, TBG was providing similar services to IHL of Florida, Inc. prior to the Merger at a rate of $25,000 per month. The original agreement was suspended and the agreement with IHL of Florida, Inc. remains in effect. During the years ended December 31, 2017 and 2016, the Company expensed $305,000 and $320,000, respectively, of related party management fees related to this agreement. Additionally, TBG has provided working capital to the Company to cover operating expenses. As of December 31, 2017 and 2016, the Company owed TBG approximately $272,000 and $548,000, respectively. It’s been determined that the amount of related party fees are in accordance with the fair market value of like kind services. These amounts are included on the balance sheet under “Accounts payable and accrued expenses - related party”.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

R3 Accounting LLC, owned by Mr. Hart our Chief Financial officer, provides accounting, tax and bookkeeping services to the Company. During the years ended December 31, 2017 and 2016, R3 Accounting provided $141,500 and $43,942, respectively, of services. At December 31, 2017 and 2016, we owed R3 Accounting $77,532 and $117,530, respectively, and it is included on the balance sheet under “Accounts payable and accrued expenses - related party”.

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

As of December 31, 2017 there has been no new development in this matter.

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company's that are related to alleged services that were performed for the Company. The arbitration alleged the Company engaged in a breach of contract. The management plans a vigorous defense and it believes there are meritorious defenses in their favor. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed possible and any possible loss cannot be determined at this time. An adjustment of $30,000 has been reflected on the financial statements regarding this matter.

Note 8 – Income Taxes

A reconciliation of differences between the effective income tax rates and the statutory federal rates for the years ended December 31, 2017 and 2016 are as follows:

	2017		2016
	Rate	Amount	Rate	Amount
Tax benefit at US statutory rate	34%	$541,593	34%	$223,434
State taxes, net of federal benefit	5%	79,646	5%	32,858
Change in valuation allowance	(39)%	(621,239)	(39)%	(256,292)
	—	$—	—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2017 and 2016 consisted of the following:

	2017	2016
Net Operating Loss Carryforward	$3,529,212	$1,936,291
Valuation Allowance	(3,529,212)	(1,936,291)
Total Net Deferred Tax Assets	$—	$—

As of December 31, 2017, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $7.34 million that may be offset against future taxable income through 2031. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amounts available to offset future taxable income may be limited. No tax assets have been reported in the financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount.

Note 9 – Subsequent Events

Management has reviewed material events subsequent to the annual period ended December 31, 2017 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. There were no additional disclosures deemed necessary.