Form 10-K/A
period 2017-12-31
MediXall Group, Inc.
filed 2018-03-05
CIK 1601280

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Annual Report on Form 10-K of MediXall Group, Inc. (the “Company”) for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018 (the “Form 10-K”), is solely to include XBRL (Extensible Business Reporting Language) information in Exhibit 101.

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any disclosures made in the original Form 10-K.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediXall Group, Inc.

Dated: March 5, 2018	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Hart	Chairman of the Board of Directors, Chief Financial Officer, director, principal financial and accounting officer	March 5, 2018
Timothy S. Hart

/s/ Neil Swartz	Interim Chief Executive Officer, Principal Executive Officer	March 5, 2018
Neil Swartz

/s/ Noel Guillama	Director, Chairman	March 5, 2018
Noel Guillama

2