Form 10-K/A
period 2017-12-31
MediXall Group, Inc.
filed 2018-03-30
CIK 1601280

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Annual Report on Form 10-K of MediXall Group, Inc. (the “Company”) for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission on March 1, 2018 (the “Form 10-K”), is solely to indicate the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

We have included a risk factor for the shell company as follows:

Since we are a shell company, certain provisions of Federal securities laws would not be available to us and our stockholders would be unable to rely on Rule 144.

Rule 405 of the Securities Act of 1933 defines a "shell company" as a company with no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents, or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Shell companies are subject to expanded and accelerated reporting and disclosure obligations and are not eligible to use certain forms of registration statements, among other restrictions. In addition, our stockholders would be unable to rely upon Rule 144 for the resale of unregistered shares of our common stock, including shares covered by our effective resale registration statement should that registration statement not remain current under the SEC rules, until “Form 10” information has been on file for one year. The lack of availability of Rule 144 to our stockholders would limit their ability to resell our shares.

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any disclosures made in the original Form 10-K.

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

Rule 405 of the Securities Act of 1933 defines a "shell company" as a company with no or nominal operations and either (i) no or nominal assets, (ii) assets consisting solely of cash and cash equivalents, or (iii) assets consisting of any amount of cash and cash equivalents and nominal other assets. Shell companies are subject to expanded and accelerated reporting and disclosure obligations and are not eligible to use certain forms of registration statements, among other restrictions. In addition, our stockholders would be unable to rely upon Rule 144 for the resale of unregistered shares of our common stock, including shares covered by our effective resale registration statement should that registration statement not remain current under the SEC rules, until “Form 10” information has been on file for one year. The lack of availability of Rule 144 to our stockholders would limit their ability to resell our shares.

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

MediXall Group, Inc.

Dated: March 30, 2018	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Hart	Chairman of the Board of Directors, Chief Financial Officer, director, principal financial and accounting officer	March 30, 2018
Timothy S. Hart

/s/ Neil Swartz	Interim Chief Executive Officer, Principal Executive Officer	March 30, 2018
Neil Swartz

/s/ Noel Guillama	Director, Chairman	March 30, 2018
Noel Guillama

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Form S-1 filed with the SEC on March 5, 2014)
3.2	Articles of Merger filed December 31, 2002 (Incorporated by reference to Exhibit 3.2 of Form S-1 filed with the SEC on March 5, 2014)
3.3	Certificate of Amendment to the Articles of Incorporation filed December 31, 2002 (Incorporated by reference to Exhibit 3.3 of Form S-1 filed with the SEC on March 5, 2014)
3.4	Certificate of Amendment to the Articles of Incorporation filed June 23, 2003 (Incorporated by reference to Exhibit 3.4 of Form S-1 filed with the SEC on March 5, 2014)
3.5	Certificates of Amendment to the Articles of Incorporation filed July 25, 2003 (Incorporated by reference to Exhibit 3.5 of Form S-1 filed with the SEC on March 5, 2014)
3.6	Certificates of Amendment to the Articles of Incorporation filed March 30, 2005 (Incorporated by reference to Exhibit 3.6 of Form S-1 filed with the SEC on March 5, 2014)
3.7	Certificate of Amendment to the Articles of Incorporation filed October 29, 2007 (Incorporated by reference to Exhibit 3.7 of Form S-1 filed with the SEC on March 5, 2014)
3.8	Certificate of Amendment to the Articles of Incorporation filed May 14, 2009 (Incorporated by reference to Exhibit 3.8 of Form S-1 filed with the SEC on March 5, 2014)
3.9	Certificate of Amendment to the Articles of Incorporation filed August 26, 2009 (Incorporated by reference to Exhibit 3.9 of Form S-1 filed with the SEC on March 5, 2014)
3.10	Certificate of Amendment to the Articles of Incorporation filed September 10, 2010 (Incorporated by reference to Exhibit 3.10 of Form S-1 filed with the SEC on March 5, 2014)
3.11	Certificate of Amendment to the Articles of Incorporation filed July 12, 2011 (Incorporated by reference to Exhibit 3.11 of Form S-1 filed with the SEC on March 5, 2014)
3.12	Certificate of Change filed September 21, 2011 (Incorporated by reference to Exhibit 3.12 of Form S-1 filed with the SEC on March 5, 2014)
3.13	Certificate of Amendment to the Articles of Incorporation filed July 2, 2013 (Incorporated by reference to Exhibit 3.13 of Form S-1 filed with the SEC on March 5, 2014)
3.14	Certificates of Amendment to the Articles of Incorporation filed July 10, 2013 (Incorporated by reference to Exhibit 3.14 of Form S-1 filed with the SEC on March 5, 2014)
3.15	Bylaws (Incorporated by reference to Exhibit 3.15 of Form S-1 filed with the SEC on March 5, 2014)
3.16	Amended and Restated Articles of Incorporation filed June 17, 2014 (Incorporated by reference to Exhibit 3.16 of Form S-1 filed with the SEC on July 15, 2014)
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

Previously filed.

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