Form 10-Q
period 2018-03-31
MediXall Group, Inc.
filed 2018-06-29
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of June 8, 2018 the issuer had 63,298,709 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$186,925	$191,440
Total current assets	186,925	191,440

Furniture and equipment, net	17,364	12,432

Website and development costs	199,457	163,874

Total assets	$403,746	$367,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$363,857	$320,705
Accounts payable and accrued expenses - related party	116,676	271,576

Total current liabilities	480,533	592,281

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 62,231,545 and 59,222,382 shares issued and outstanding	62,232	59,222
Additional paid-in capital	8,208,413	7,051,812
Accumulated deficit	(8,347,697)	(7,335,834)

Total stockholders' deficit	(76,787)	(224,535)

Total liabilities and stockholders' deficit	$403,746	$367,746

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017

Revenue	$—	$—

Operating Expenses
Professional fees	52,450	140,550
Professional fees - related party	30,000	37,500
Management fee - related party	75,000	80,000
Personnel related expenses	768,175	121,284
Other selling, general and administrative	86,238	9,488
Total Operating Expenses	1,011,863	388,822
Loss before income taxes	(1,011,863)	(388,822)
Income taxes	—	—
Net loss	$(1,011,863)	$(388,822)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding during the periods - basic and diluted	60,689,613	47,140,271

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months Ended
	March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,011,863)	$(388,822)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	1,000	—
Stock issued as compensation for services	519,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	43,152	(36,417)
Accounts payable and accrued expenses - related party	(154,900)	(85,168)
Net cash used in operating activities	(603,611)	(510,407)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(5,932)	—
Website development costs	(35,583)	—
Net cash used in investing activities	(41,515)	—

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from the sale of common stock, net of offering costs	640,611	705,375

Net (decrease) increase in cash	(4,515)	194,968
Cash at beginning of period	191,440	114,971

Cash at end of period	$186,925	$309,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

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

On June 19, 2015, the Company entered into an agreement (“Agreement”) with Continental Rail, LLC (“LLC”), a Florida limited liability company, and the Series A Preferred Stockholders of the Company. The Company was actively seeking to secure financing for the purchase of the Delta Southern Railroad (“Delta”), a Class III short-line railroad headquartered in Tallulah, Louisiana. Delta was subsequently purchased by Golden Gate Capital (“Golden Gate”), a private equity firm in San Francisco, California. Golden Gate decided that it was in its best interest to utilize the railroad operations management skills of certain Preferred Stockholders of the Company to manage the daily operations of Delta (“the Manager”). By the terms of the Agreement, however the Delta Manager cannot be owned (more than 10%) or controlled by a public company. Consequently, the LLC was organized by the Preferred Stockholders as the vehicle to manage Delta and satisfy the conditions set forth in the agreement. In conjunction with this transaction the Company received a 10% interest in the LLC and the preferred stockholders returned their preferred shares to the Company for cancelation.

On June 24, 2016, the Company entered into a share exchange agreement with TBG where the Company exchanged 100% of its membership interest in the LLC in exchange for 66,667 shares of the Company held by TBG. The exchange of the LLC interest was facilitated for the Company’s pursuit of future acquisitions and/or mergers with other public and/or private entities that would expand its opportunities to create value for the Company’s stockholders. The 66,667 common shares were cancelled on June 24, 2016.

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

On December 13, 2016 the Company, completed a Share Exchange Agreement and Plan of Reorganization (the “Merger”) with IHL of Florida, Inc., a Florida corporation (“IHL”) established in April, 2016 and under our common control. Pursuant to the Merger, IHL stockholders transferred to the Company all their issued and outstanding shares of capital stock. In exchange, the Company issued 41,131,000 shares of common stock to IHL stockholders, including 18,599,750 shares issued to common control parties and 264,894 shares of Series A Preferred Stock, all issued to common control parties, and convertible into 24,900,000 shares of common stock. The share issuances represent approximately 94.1% of the total issued and outstanding shares of common stock of the Company post-closing. As a result, the Company (i) became the 100% parent of IHL and; (ii) assumed the operations of IHL.

Due to the common control of IHL and the Company, pursuant to Accounting Standards Codification (“ASC”) 805-50-25, “Transactions Between Entities Under Common Control” and other SEC guidance including for lack of economic substance, the Merger was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor values method of accounting as a result of a business combination between entities under common control requires the receiving entity (i.e., the Company) to report the results of operations as if both entities had always been combined. The condensed consolidated financial statements include both entities’ full results since the inception of IHL in April, 2016.

The Company has wholly-owned subsidiaries; IHL of Florida, Inc. (a Florida corporation), Medixall Financial Group (a Florida corporation), and Medixaid, Inc. Medixaid, Inc. has a wholly-owned subsidiary, Medixaid Provider Network, Inc.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

Note 2 – Going Concern

The Company began generating revenue through its Medixall Financial Group subsidiary in the third quarter of 2017. The Company has an accumulated deficit of $8,347,697 as of March 31, 2018, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the years ended December 31, 2017 and 2016 filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018, as amended on March 5 and 30, 2018, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. These condensed consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying condensed consolidated financial statements.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of Medixall Group, Inc. (the “Company”) as of March 31, 2018, and for the three months ended March 31, 2018 and 2017, have been prepared in accordance with GAAP for interim financial reporting and include the Company’s wholly-owned subsidiaries, IHL of Florida, Inc., Medixall Financial Group (a Florida corporation), and Medixaid, Inc. Medixaid, Inc. has a wholly-owned subsidiary, Medixaid Provider Network, Inc. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (the “SEC”) as part of the Company’s Form 10-K on March 1, 2018, as amended on March 5 and 30, 2018. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

Principles of Consolidation

These condensed consolidated financial statements presented are those of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

Furniture and equipment, net

Furniture and equipment are carried at cost, less accumulated depreciation. Major improvements are capitalized, while repair and maintenance are expensed when incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Equipment	5-10 years
Furniture	5-7 years

Depreciation of $1,000 has been recorded for the three months ended March 31, 2018. The furniture and equipment were purchased during the quarter ended September 31, 2017. Therefore, there was no depreciation recorded during the three months ended March 31, 2017.

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

Fair Value of Financial Instruments

The carrying value of cash approximates its fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

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

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted LPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net loss per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on loss per share. Therefore, when calculating LPS if the Company experienced a net loss, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is antidilutive. Furthermore, options and warrants will have a dilutive effect under the treasury stock method only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants (they are in the money).

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

Following is the computation of basic and diluted loss per share for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders'	$(1,011,863)	$(388,822)

Denominator:
Weighted average number of common shares outstanding	60,689,613	47,140,271

Basic and diluted LPS	$(0.02)	$(0.01)

Recent Accounting Pronouncements

In January 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU provides a screen to determine when an integrated set of assets and activities (a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the ASU (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The ASU is effective for the Company for fiscal years beginning after December 15,2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The adoption of this guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed no write-down of long-lived assets were required at March 31, 2018 or December 31, 2017. However, there can be no assurances that future impairment tests will not result in a charge to earnings.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

Website and Development Costs

In accordance with ASC 350-40 “Intangibles – Goodwill and other – Internal-use Software”, internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of March 31, 2018, the Company has met the capitalization standards of ASC 350-40 and has incurred $199,457 in costs related to the development of the Medixaid platform. The Company is currently conducting beta test procedures with a full launch date estimated in the third quarter of 2018.

Note 4 – Stockholders Deficit

During the three months ended March 31, 2018, we entered into the following securities related transactions:

•

Received proceeds of $640,611, net of offering costs of $103,500, pursuant in a Private Placement Memorandum and for which 2,144,163 shares of restricted common stock were issued.

•

Issued 865,000 shares of common stock as compensation for services rendered by employees of the Company with a fair market value of $519,000.

Note 5 – Related Party Transactions

Pursuant to an agreement dated June 2013, TBG Holdings Corp. (“TBG”), of which Timothy Hart our Chief Financial Officer and Neil Swartz our Interim Chief Executive Officer are principals, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. Under this agreement, we agreed to pay TBG a first month’s fee of $25,000 and thereafter a monthly fee of $10,000. Additionally, TBG was providing similar services to IHL of Florida, Inc. prior to the Merger at a rate of $25,000 per month. The original agreement was suspended and the agreement with IHL of Florida, Inc. remains in effect. During the three months ended March 31, 2018 and 2017, the Company expensed $75,000 of related party management fees related to this agreement. As of March 31, 2018, and December 31, 2017, the Company owed TBG approximately $39,123 and $191,839, respectively. These amounts are included on the balance sheet under “Accounts payable and accrued expenses - related party”.

On December 13, 2016, in connection with the Merger, the company issued 264,894 shares of Series A Convertible Preferred stock, convertible into 24,900,000 shares of common stock, in equal amounts to each of Timothy Hart, CFO; Neil Swartz, Interim CEO; and Noel Guillama, Chairman. Additionally, the Company agreed to issue 17,599,750 to TBG and 1,000,000 shares of common stock to Noel Guillama, respectively, as part of the Merger.

R3 Accounting LLC, owned by Mr. Hart our Chief Financial officer, provides accounting, tax and bookkeeping services to the Company. During the three months ended March 31, 2018 and 2017, R3 Accounting provided $30,000 and $37,500, respectively, of services. At March 31, 2018 and December 31, 2017, we owed R3 Accounting $77,531 which is included on the balance sheet under “Accounts payable and accrued expenses - related party”.

Note 6 – Pending Legal Matters

In January 2014 the Company was named as a co-defendant in a civil law proceeding in Broward County Florida. The complaint alleges a contract dispute between the Company's major shareholders' and various parties that are unrelated to the Company. The plaintiffs alleged the Company engaged in a breach of fiduciary duty, tortious interference with business relations and a fraudulent transfer of assets. The management plans a vigorous defense and it believes there is no basis for these allegations. Management is also exploring possible counterclaims against the plaintiffs. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed remote and any possible loss is deemed immaterial. No accrual has been reflected on the condensed consolidated financial statements regarding this matter.

As of March 31, 2018 there has been no new development in this matter.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company's that are related to alleged services that were performed for the Company. The arbitration alleged the Company engaged in a breach of contract. The management plans a vigorous defense and it believes there are meritorious defenses in their favor. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed possible. An accrual of $36,000 has been reflected on the condensed consolidated financial statements regarding this matter.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This report contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such forward-looking statements include statements regarding, among other things, matters associated with:

•	our ability to continue as a going concern,
•	our history of losses which we expect to continue,
•	the significant amount of liabilities due related parties,
•	our ability to raise sufficient capital to fund our company,
•	our ability to integrate acquisitions and the operations of acquired companies,
•	the limited experience of our management in the operations of a public company,
•	potential weaknesses in our internal control over financial reporting,
•	increased costs associated with reporting obligations as a public company,
•	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,
•	the ability of our board of directors to issue preferred stock without the consent of our stockholders,
•	our management controls the voting of our outstanding securities,
•	the conversion of shares of Series A preferred stock will be very dilutive to our existing common stockholders

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2017 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

Our discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OVERVIEW

The mission of the MediXall Group is to revolutionize the medical industry by improving communication; providing better technology and support services; and enabling more efficient, cost-effective healthcare for the consumer. By approaching the healthcare ecosystem as a whole, MediXall creates, invests and incubates companies that embody its mission statement.

The first product MediXall is developing is the MediXall Healthcare Platform, which is on schedule for the third quarter 2018 launch. The MediXall Platform is a new generation healthcare marketplace platform to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. With MediXall.com, patient/clients find price transparency and the ability to make informed choices based on price, location and schedule for requested medical products and services. In this era of rapidly increasing deductibles and healthcare costs, the cloud-based MediXall platform is designed to be trans-formational and disruptive to traditional methods of medical care and provisioning of medical services to the consumer.

Going Concern

We have incurred net losses of $8.3 million since inception through March 31, 2018. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Revenue

We did not generate any revenues during the three months ended March 31, 2018 and 2017.

Operating Expenses

Operating expenses increased $623,041 or 160% to $1,011,863 in 2018 compared to $388,822 in 2017. The increase is primarily due to the issuance of 865,000 shares of stock for services rendered by employees of the Company (valued at the then market price of $0.60) of $519,000. There were no such issuances in 2017. In addition, our personnel related expenses increased by $646,891 or 533% in 2018 compared to $121,284 for the three months ended March 31, 2017. The increase is attributed to costs, including sales and marketing costs, associated with getting the Medixall platform ready for operations, an additional $36,000 provision related to a pending law suit, and the aforementioned issuance of common stock to employees for services.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At March 31, 2018 we had $186,925 in cash and a net working capital deficit of $293,608. Total current liabilities decreased 19% at March 31, 2018 from December 31, 2017 as a result of increases in accrued expenses offset by decreases in accounts payable – related party.

For the three months ended March 31, 2018 we raised $640,611 from sales of our common stock, net of offering costs of $103,500, and for the three months ended March 31, 2017, we raised $705,375.

Net cash used in operating activities for three months ended March 31, 2018 was ($603,611) as compared to ($510,407) for three months ended March 31, 2017. This change primarily results from our increased net loss coupled with net decreases in accounts payable and accounts payable – related parties, and the issuance of common stock to employees for services rendered.

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

Recently Issued Accounting Pronouncements

See Note 3 to our condensed consolidated financial statements for more information regarding recent accounting pronouncements and their impact to our condensed consolidated results of operations and financial position.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2018.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2018:

•

Received proceeds of $640,611, net of offering costs of $103,500, pursuant in a Private Placement Memorandum and for which 2,144,163 shares of restricted common stock were issued.

•

Issued 865,000 shares of common stock as compensation for services rendered by employees of the Company with a fair market value of $519,000.

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

MediXall Group, Inc.

Dated: June 29, 2018	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, principal financial and accounting officer

Dated: June 29, 2018	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer, principal executive officer