Form 10-Q
period 2018-06-30
MediXall Group, Inc.
filed 2018-08-14
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 14, 2018 the issuer had 64,583,536 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$301,914	$191,440
Accounts receivable - related party	84,355	—
Total current assets	386,269	191,440

Furniture and equipment, net	16,655	12,432

Website and development costs	253,903	163,874

Total assets	$656,827	$367,746

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$207,178	$320,705
Accounts payable and accrued expenses - related party	77,531	271,576

Total current liabilities	284,709	592,281

STOCKHOLDERS' EQUITY (DEFICIT):
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 64,481,954 and 59,222,382 shares issued and outstanding	64,482	59,222
Additional paid-in capital	9,271,132	7,051,812
Accumulated deficit	(8,963,761)	(7,335,834)

Total stockholders' equity (deficit)	372,118	(224,535)

Total liabilities and stockholders' equity (deficit)	$656,827	$367,746

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Revenue	$1,173	$—	$1,173	$—

Operating Expenses
Professional fees	52,341	35,639	104,791	176,189
Professional fees - related party	30,000	22,500	60,000	60,000
Management fee - related party	75,000	75,000	150,000	155,000
Personnel related expenses	355,570	210,977	1,123,745	332,261
Other selling, general and administrative	104,326	31,952	190,564	41,441
Total Operating Expenses	617,237	376,068	1,629,100	764,891
Loss before income taxes	(616,064)	(376,068)	(1,627,927)	(764,891)
Income taxes	—	—	—	—
Net loss	$(616,064)	$(376,068)	$(1,627,927)	$(764,891)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding during the periods - basic and diluted	63,555,885	52,641,745	62,130,667	50,186,066

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months Ended
	June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,627,927)	$(764,891)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,000	—
Common Stock issued as compensation for services	719,000	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(113,527)	(46,994)
Accounts payable and accrued expenses - related party	(194,045)	(165,687)
Accounts receivable - related party	(84,355)	—
Net cash used in operating activities	(1,298,854)	(977,572)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(6,223)	—
Website development costs	(90,029)	(77,530)
Net cash used in investing activities	(96,252)	(77,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	1,505,580	1,196,375

Net increase in cash	110,474	141,273
Cash at beginning of period	191,440	114,971

Cash at end of period	$301,914	$256,244

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 1 - Organization and Nature of Operations

MediXall Group, Inc. (formerly Continental Rail Corp.) (the "Company “or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. The Company had various name changes from 2002 through 2007 to reflect changes in the Company’s operating strategies. In December 2012, the Company contracted the services of TBG Holdings Corporation ("TBG") who assisted with restructuring the Company into a short line and regional freight railroad holding company and on July 10, 2013 the Company changed its name to Continental Rail Corp.

On November 22, 2016, the Company a) changed its name from Continental Rail Corp. to MediXall Group, Inc. to reflect a change in our business model to a healthcare incubator of development-stage healthcare technology companies; and b) effected a 1 for 15 reverse stock split of the Company’s issued and outstanding common stock, reducing the number of common shares then outstanding from 38,921,911 to 2,595,379 of which approximately 85% was controlled by related parties. No preferred shares were outstanding at the time of the Merger, as such term is defined below, as discussed below.

On December 13, 2016 the Company, completed a Share Exchange Agreement and Plan of Reorganization (the “Merger”) with IHL of Florida, Inc., a Florida corporation (“IHL”) established in April of 2016 and under our common control. Pursuant to the Merger, IHL stockholders transferred to the Company all their issued and outstanding shares of capital stock. In exchange, the Company issued 41,131,000 shares of common stock to IHL stockholders, including 18,599,750 shares issued to common control parties and 264,894 shares of Series A Preferred Stock, all issued to common control parties, and convertible into 24,900,000 shares of the Company’s common stock. The share issuances represented approximately 94.1% of the total issued and outstanding shares of common stock of the Company post-closing. As a result, (i) IHL became a wholly owned subsidiary of the Company and (ii) the Company assumed the operations of IHL.

Due to the common control of IHL and the Company, pursuant to Accounting Standards Codification (“ASC”) 805-50-25, “Transactions Between Entities Under Common Control” and other Securities and Exchange Commission (the “SEC”) guidance including for lack of economic substance, the Merger was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. Financial statement presentation under the predecessor value method of accounting as a result of a business combination between entities under common control requires the receiving entity (i.e., the Company) to report the results of operations as if both entities had always been combined. The condensed consolidated financial statements include both entities’ full results since the inception of IHL in April of 2016.

MediXall is a technology and innovation-driven organization that has developed a new generation healthcare marketplace platform to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The cloud-based MediXall platform connects patients and health care providers through its provider network. The Company’s targeted marketplace is Florida, with plans for a nationwide roll-out. Further discussion on our operations, mission, and initiatives can be found in the Management’s Discussion and Analysis section of this report. The Company has the following wholly-owned subsidiaries:(1) IHL of Florida, Inc., (2) Medixall Financial Group , and (3) Medixaid, Inc. Medixaid, Inc. has a wholly-owned subsidiary, Medixaid Provider Network, Inc.

Note 2 – Going Concern

The Company began generating revenue through its Medixall Financial Group subsidiary in the third quarter of 2017. The Company has an accumulated deficit of $8,963,761 as of June 30, 2018, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s financial statements for the years ended December 31, 2017 and 2016 as included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018, as amended on March 5 and 30, 2018, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The unaudited condensed consolidated financial statements of the Company as of June 30, 2018, and for the three and six month periods ended June 30, 2018 and 2017, have been prepared in accordance with GAAP for interim financial reporting. Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements and should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017, as filed with the SEC as part of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, on March 1, 2018, as amended on March 5 and 30, 2018. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation of the interim financial information have been included. The results of operations for any interim period are not necessarily indicative of the results of operations for the entire year.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Equipment	5-10 years
Furniture	5-7 years

Depreciation of $2,000 has been recorded for the six month period ended June 30, 2018. The furniture and equipment were purchased during the quarter ended September 30, 2017. Therefore, there was no depreciation recorded during the six month period ended June 30, 2017.

Fair Value Measurement

The Company measures fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The Company utilizes a three-tier hierarchy which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations.

Share Based Payment Arrangements

The Company applies the fair value in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values the stock based compensation at the market price for the Company's stock as of the date of issuance.

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted LPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net loss per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on loss per share. Therefore, when calculating LPS, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is antidilutive.

Following is the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2018 and 2017:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(616,064)	$(376,068)	$(1,627,927)	$(764,891)

Denominator:
Weighted average number of common shares outstanding	63,555,885	52,641,745	62,130,667	50,186,066

Basic and diluted LPS	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	24,900,000	24,900,000	24,900,000	24,900,000

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed no write-down of long-lived assets were required at June 30, 2018 or December 31, 2017. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of June 30, 2018, the Company has met the capitalization requirements and has incurred $253,903 in costs related to the development of the Medixaid platform. The Company is currently conducting beta test procedures with a full launch date estimated to be September 1, 2018.

Note 4 – Stockholders Equity (Deficit)

During the six month periods ended June 30, 2018, we entered into the following securities related transactions:

•

Received proceeds of $1,505,580, net of offering costs of $271,170, pursuant in a Private Placement Memorandum and for which 4,061,239 shares of restricted common stock were issued.

•

Issued 1,198,333 shares of common stock as compensation for services rendered by employees of the Company with a fair market value of $719,000.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

Note 5 – Related Party Transactions

Pursuant to an agreement dated June 2013, TBG, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in party by Neil Swartz, the Company’s Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we agreed to pay TBG a first month’s fee of $25,000 and thereafter a monthly fee of $10,000. Additionally, TBG was providing similar services to IHL prior to the Merger at a rate of $25,000 per month. The original agreement was suspended and the agreement with IHL remains in effect. During the three month periods ended June 30, 2018 and 2017, the Company expensed $75,000 of related party management fees related to this agreement. During the six month periods ended June 30, 2018 and 2017, the Company expensed $150,000 and $155,000, respectively, of related party management fees related to this agreement.

R3 Accounting LLC, owned by Mr. Hart our Chief Financial Officer and director and a significant stockholder of the Company, provides accounting, tax and bookkeeping services to the Company. During the three month periods ended June 30, 2018 and 2017, the Company expensed $30,000 and $22,500, respectively, related to R3 services. During the six month periods ended June 30, 2018 and 2017, respectively, the Company expensed $60,000 related to R3 services.

Accounts receivable (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At June 30, 2018	At December 31, 2017
TBG	$84,355	$(194,045)
R3	(77,531)	(77,531)
	$6,824	$(271,576)

On December 13, 2016, in connection with the Merger, the Company issued 264,894 shares of Series A Convertible Preferred stock, convertible into 24,900,000 shares of common stock, in equal amounts to each of Timothy Hart, CFO; Neil Swartz, Interim CEO; and Noel Guillama, then Chairman. Additionally, the Company agreed to issue 17,599,750 to TBG and 1,000,000 shares of common stock to Noel Guillama, respectively, as part of the Merger.

Note 6 – Preferred Stock

The 264,894 outstanding preferred shares are convertible into 24,900,000 common shares. The preferred shares do not pay dividends. The number of votes for the preferred share shall be the same as the amount of shares of common shares that would be issued upon conversion.

Note 7 – Pending Legal Matters

In January 2014 the Company was named as a co-defendant in a civil law proceeding in Broward County Florida. The complaint alleges a contract dispute between the Company's major shareholders' and various parties that are unrelated to the Company. The plaintiffs alleged the Company engaged in a breach of fiduciary duty, tortious interference with business relations and a fraudulent transfer of assets. The management plans a vigorous defense and it believes there is no basis for these allegations. Management is also exploring possible counterclaims against the plaintiffs. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed remote and any possible loss is deemed immaterial. No accrual has been reflected on the condensed consolidated financial statements regarding this matter. As of June 30, 2018 there has been no new development in this matter.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2018 AND 2017

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, a Wyoming company, that are related to alleged services that were performed for the Company. The arbitration alleged the Company engaged in a breach of contract. The Company settled this matter for $25,000 and 10,000 shares of its common stock. The accrual for the 10,000 shares of the Company’s common stock was based on the fair value at the settlement date. An accrual of $36,000 has been reflected on the condensed consolidated financial statements regarding this matter, which includes a $5,000 accrual for legal fees. The $25,000 cash and 10,000 shares were delivered in July 2018.

Note 8 – Subsequent Events - Common Stock Issuances

During the months of July 2018 and August 2018, the Company sold an additional 101,582 shares of its common stock. Total proceeds were $60,950, net of $15,237 in offering expenses.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such forward-looking statements include statements regarding, among other things, matters associated with:

•	our ability to continue as a going concern,
•	our history of losses which we expect to continue,
•	the significant amount of liabilities due related parties,
•	our ability to raise sufficient capital to fund our company,
•	our ability to integrate acquisitions and the operations of acquired companies,
•	the limited experience of our management in the operations of a public company,
•	potential weaknesses in our internal control over financial reporting,
•	increased costs associated with reporting obligations as a public company,
•	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,
•	the ability of our board of directors to issue preferred stock without the consent of our stockholders,
•	our management controls the voting of our outstanding securities, and
•	the conversion of shares of Series A preferred stock will be very dilutive to our existing common stockholders.

Unless otherwise required by law, we also disclaim any obligation to update our view of any such risks or uncertainties or to announce publicly the result of any revisions to the forward-looking statements made in this quarterly report on Form 10-Q.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this quarterly report on Form 10-Q and in our other filings with the Securities and Exchange Commission (the “SEC”). We cannot assure you that the forward-looking statements in this quarterly report on Form 10-Q will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may prove to be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time-frame, or at all.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this Quarterly Report on Form 10-Q,  and the. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2017, as amended, and our other filings with the SEC. Other sections of this Quarterly Report on Form 10-Q include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

Unless specifically set forth to the contrary, when used in this report the terms “Medixall Group”, the “Company,” “we”, “us”, “our” and similar terms refer to Medixall Group, Inc., a Nevada corporation, and its direct and indirect wholly owned subsidiaries.

GENERAL

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s results of operations and financial condition of. The MD&A is provided as a supplement to, and should be read in conjunction with condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

The MD&A is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

OVERVIEW

The mission of the MediXall Group is seeking to revolutionize the medical industry by improving communication; providing better technology and support services; and enabling more efficient, cost-effective healthcare for the consumer. By approaching the healthcare ecosystem as a whole, MediXall seeks to create, invest and incubate companies that embody its mission statement.

The first product MediXall is developing is the MediXall Healthcare Platform, which is on schedule for the third quarter 2018 launch, however there can be no assurance that this can be completed as planned. The MediXall Platform is a new generation healthcare marketplace platform created to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. With MediXall.com, we believe that patient/clients can find price transparency and the ability to make informed choices based on price, location and schedule for requested medical products and services. In this era of rapidly increasing deductibles and healthcare costs, we believe that the cloud-based MediXall platform is designed to be trans-formational and disruptive to traditional methods of medical care and provisioning of medical services to the consumer.

RECENT DEVELOPMENTS

To facilitate the development of the MediXall provider network, MediXall entered into a new partnership with CoreChoice, Inc., the nation’s leading specialty network for diagnostic radiology, neurodiagnostic testing, and interventional pain management. We believe that this partnership will result in one of the nation’s largest networks of affordable, high quality radiology providers and facilities for the self-pay underinsured market– offering consumers across the country an unprecedented opportunity to compare most diagnostic/imaging services based on all-in cash price, location/distance, ratings, and availability, and select the best value according to personal preferences.  With this, MediXall will now have access to over 22,000 fully-credentialed radiology providers and facilities across all 50 states.  From an operational standpoint, management believes this partnership will accelerate the development of MediXall provider network by 2 to 3 years, as we continue to drive expansion in Florida and begin our nationwide roll-out.

Going Concern

We have incurred net losses of $9.0 million since inception through June 30, 2018. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended June 30, 2018 Compared to the Three Month Period Ended June 30, 2017

Revenue

We generated $1,173 of revenue from our finance subsidiary for the three month period ended June 30, 2018. We did not generate any revenues during the three month period ended June 30 2017.

Operating Expenses

Operating expenses increased $241,169 or 64% to $617,237 in the three month period ended June 30, 2018 compared to $376,068 in the three month period ended June 30, 2017. The increase is primarily due to the issuance of 333,333 shares of stock for services rendered by employees of the Company (valued at the then market price of $0.60 per share) of $200,000. There were no such issuances in 2017. In addition, our personnel related expenses increased by $144,593 or 69% to $355,970 in the three month period ended June 30, 2018 compared to $210,977 for the three months ended June 30, 2017. The increase is attributed to costs, including sales and marketing costs, associated with getting the Medixall platform ready for operations, and the aforementioned issuance of common stock to employees for services.

Six Month Period Ended June 30, 2018 Compared to the Six Month Period Ended June 30, 2017

Revenue

We generated $1,173 of revenue from our finance subsidiary. We did not generate any revenues during the six month period ended June 30, 2018 and 2017.

Operating Expenses

Operating expenses increased $864,209 or 113% to $1,627,927 in the six month period ended June 30, 2018 compared to $764,891 in the six month period ended June 30, 2017. The increase is primarily due to the issuance of 1,198,333 shares of stock for services rendered by employees of the Company (valued at the then market price of $0.60 per share) of $719,000. There were no such issuances in 2017. In addition, our personnel related expenses increased by $719,484 or 238% to $1,123,745 in the six month period ended June 30, 2018 compared to $332,261 for the six month period ended June 30, 2017. The increase is attributed to costs, including sales and marketing costs, associated with getting the Medixall platform ready for operations, an additional $36,000 provision related to a pending law suit, and the aforementioned issuance of common stock to employees for services.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At June 30, 2018 we had $301,914 in cash and net working capital of $101,560. Total current liabilities decreased 52% at June 30, 2018 from December 31, 2017 as a result of increases in accrued expenses offset by decreases in accounts payable – related party.

For the six month period ended June 30, 2018 we raised $1,505,580 from sales of our common stock, net of offering costs of $271,170, and for the six month period ended June 30, 2017, we raised $1,196,375.

Net cash used in operating activities for the six month period ended June 30, 2018 was $1,298,854 as compared to $977,572 for the six month period ended June 30, 2017. This change primarily results from our increased net loss coupled with net decreases in accounts payable and accounts payable – related parties, and the issuance of common stock to employees for services rendered.

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

Critical Accounting Policies

Our significant accounting policies are described in more detail in the notes to our condensed consolidated financial statements appearing elsewhere in this Quarterly Report on Form 10-Q. We believe the aforementioned accounting policies to be most critical to the judgment and estimates used in the preparation of our condensed consolidated financial statements.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2018.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2018, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

•

Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management and has been deemed to be a material control deficiency.

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for interim financial statements that a material misstatement will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

In January 2014 the Company was named as a co-defendant in a civil law proceeding in Broward County Florida. The complaint alleges a contract dispute between the Company's then major shareholders and various parties that are unrelated to the Company. The plaintiffs alleged the Company engaged in a breach of fiduciary duty, tortious interference with business relations and a fraudulent transfer of assets. The management plans a vigorous defense and it believes there is no basis for these allegations. Management is also exploring possible counterclaims against the plaintiffs. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed remote and any possible loss is deemed immaterial. No accrual has been reflected on the condensed consolidated financial statements regarding this matter. As of June 30, 2018, there has been no new development in this matter.

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, (” Fiori”), that are related to alleged services that were performed for the Company. Fiori alleged the Company engaged in a breach of contract. The Company settled this matter for $25,000 and 10,000 shares of its common stock. The accrual for the 10,000 shares of the Company’s common stock was based on the fair value at the settlement date. An accrual of $36,000 has been reflected on the condensed consolidated financial statements regarding this matter, which includes a $5,000 accrual for legal fees. These shares were issued in July 2018.

Except for the foregoing litigation as described in the pending legal matters footnote and herein there is no other litigation. Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party averse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six month period ended June 30, 2018:

•

Issued 4,061,239 shares of restricted common stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”), as amended, pursuant to Section 4(a)(2) thereof.

•

Issued 1,198,333 shares of common stock as compensation for services rendered by 4 employees of the Company with a fair market value of $719,000 (or $0.60 per share) as of April 4, 2018, the date of grant. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof.

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

MediXall Group, Inc.

Dated: August 14, 2018	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Principal Financial and Accounting Officer

Dated: August 14, 2018	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer, Principal Executive Officer