Form 10-Q
period 2018-09-30
MediXall Group, Inc.
filed 2018-11-14
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
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

As of November 14 2018 the issuer had 66,438,145 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$19,468	$191,440
Total current assets	19,468	191,440

Furniture and equipment, net	15,655	12,432
Website and development costs	405,928	163,874

Total assets	$441,051	$367,746

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$279,417	$320,705
Accounts payable and accrued expenses - related party	208,176	271,576
Total current liabilities	487,593	592,281

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 65,067,312 and 59,222,382 shares issued and outstanding	65,067	59,222
Additional paid-in capital	9,587,056	7,051,812
Accumulated deficit	(9,698,930)	(7,335,834)
Total stockholders' deficit	(46,542)	(224,535)

Total liabilities and stockholders' deficit	$441,051	$367,746

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenue	$372	$10,081	$1,545	$10,081

Operating Expenses
Professional fees	169,452	11,975	274,243	188,164
Professional fees - related party	15,000	18,500	75,000	78,500
Management fee - related party	75,000	75,000	225,000	230,000
Personnel related expenses	350,547	200,314	1,474,292	532,575
Other selling, general and administrative	125,542	48,074	316,106	89,515
Total Operating Expenses	735,541	353,863	2,364,641	1,118,754
Loss before income taxes	(735,169)	(343,782)	(2,363,096)	(1,108,673)
Income taxes	—	—	—	—
Net loss	$(735,169)	$(343,782)	$(2,363,096)	$(1,108,673)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Weighted average number of common shares outstanding during the periods - basic and diluted	64,657,748	55,266,420	62,982,284	52,098,529

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,363,096)	$(1,108,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,000	—
Common stock issued as compensation for services	928,016	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(41,288)	(94,775)
Accounts payable and accrued expenses - related party	(63,400)	(374,426)
Net cash used in operating activities	(1,536,768)	(1,577,874)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(6,223)	(10,335)
Website development costs	(242,054)	(100,694)
Net cash used in investing activities	(248,277)	(111,029)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from the sale of common stock, net of offering costs	1,613,073	1,779,135

Net (decrease) increase in cash	(171,972)	90,232
Cash at beginning of period	191,440	114,971

Cash at end of period	$19,468	$205,203

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$—	$—
Income taxes	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 1 - Organization and Nature of Operations

MediXall Group, Inc. (the "Company “or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. The Company had various name changes since, to reflect changes in the Company’s operating strategies.

MediXall is a technology and innovation-driven organization that has developed a new generation healthcare marketplace platform to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The cloud-based MediXall.com platform connects patients with high-quality healthcare providers and wellness services. The Company’s targeted marketplace is Florida, with plans for a nationwide roll-out. Further discussion on our operations, mission, and initiatives can be found in the Management’s Discussion and Analysis section of this report.

The Company has the following wholly-owned subsidiaries: (1) IHL of Florida, Inc., which does not have an active line of business and is virtually dormant (2) Medixall Financial Group, which connects patients and practitioners with third party lenders and (3) Medixaid, Inc.

Medixaid, Inc. has a wholly-owned subsidiary, Medixaid Provider Network, Inc, which were established to carry out our primary line of business which is the development and operation of our healthcare marketplace platform.

Note 2 – Going Concern

The Company began generating revenue through its Medixall Financial Group subsidiary in the third quarter of 2017. The Company has an accumulated deficit of $9,698,930 at September 30, 2018, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s consolidated financial position as of September 30, 2018 and the consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2018. The accompanying unaudited consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the years ended December 31, 2017 and 2016 included in the Company’s Form 10-K, which was filed with the SEC on March 1, 2018 as amended on March 5th and 30th of 2018.

Principles of Consolidation

These condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Depreciation of $3,000 has been recorded for the nine month period ended September 30, 2018. The furniture and equipment were purchased during the quarter ended September 30, 2017. Therefore, there was no depreciation recorded during the nine month period ended September 30, 2017.

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

Fair Value of Financial Instruments

The carrying value of cash and accounts payable and accrued liabilities approximates its fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of September 30, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations.

Share Based Payment Arrangements

The Company applies the fair value in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values the stock based compensation at fair value of the Company's stock as of the date of issuance.

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

Following is the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2018 and 2017:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(735,169)	$(343,782)	$(2,363,096)	$(1,108,673)

Denominator:
Weighted average number of common shares outstanding	64,657,748	55,266,420	62,982,284	52,098,529

Basic and diluted LPS	$(0.01)	$(0.01)	$(0.04)	$(0.02)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	24,900,000	24,900,000	24,900,000	24,900,000

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU provides a screen to determine when an integrated set of assets and activities (a “set”) is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. This screen reduces the number of transactions that need to be further evaluated. If the screen is not met, the ASU (1) requires that to be considered a business, a set must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create output and (2) remove the evaluation of whether a market participant could replace missing elements. The amendments provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The framework includes two sets of criteria to consider that depend on whether a set has outputs. Although outputs are not required for a set to be a business, outputs generally are a key element of a business. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed no write-down of long-lived assets were required at September 30, 2018 or December 31, 2017. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of September 30, 2018, the Company has met the capitalization requirements and has incurred $405,928 in costs related to the development of the Medixall platform.

Note 4 – Stockholders Deficit

During the nine month periods ended September 30, 2018, we entered into the following securities related transactions:

•	Received proceeds of $1,613,073, net of offering costs of $303,512, pursuant in a Private Placement Memorandum and for which 4,298,239 shares of restricted common stock were issued.
•	Issued 1,546,691 shares of common stock as compensation for services rendered by employees and advisors of the Company with a fair market value of $928,016.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018 AND 2017

Note 5 – Related Party Transactions

Pursuant to an agreement dated June 2013, TBG Holdings Corporation (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a monthly  fee of $25,000. During the three month periods ended September 30, 2018 and 2017, the Company expensed $75,000 of related party management fees related to this agreement. During the nine month periods ended September 30, 2018 and 2017, the Company expensed $225,000 and $230,000, respectively, of related party management fees related to this agreement.

R3 Accounting LLC, owned by Mr. Hart our Chief Financial Officer and director and a significant stockholder of the Company, provides accounting, tax and bookkeeping services to the Company. During the three month periods ended September 30, 2018 and 2017, the Company expensed $15,000 and $18,500, respectively, related to R3 services. During the nine month periods ended September 30, 2018 and 2017, respectively, the Company expensed $75,000 and $78,500 respectively, related to R3 services.

Accounts payable and accrued expenses to related parties are as follows:

Related Party	At September 30, 2018	At December 31, 2017
TBG	$115,645	$194,045
R3	92,531	77,531
	$208,176	$271,576

Note 6 – Preferred Stock

The 264,894 outstanding preferred shares are convertible into 24,900,000 common shares. The preferred shares do not pay dividends. The number of votes for the preferred share shall be the same as the amount of shares of common shares that would be issued upon conversion.

Note 7 – Pending Legal Matters

In January 2014 the Company was named as a co-defendant in a civil law proceeding in Broward County Florida. The complaint alleges a contract dispute between the Company's major shareholders' and various parties that are unrelated to the Company. The plaintiffs alleged the Company engaged in a breach of fiduciary duty, tortious interference with business relations and a fraudulent transfer of assets. Management plans a vigorous defense and it believes there is no basis for these allegations. Management is also exploring possible counterclaims against the plaintiffs. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed remote and any possible loss is deemed immaterial. No accrual has been reflected on the condensed consolidated financial statements regarding this matter. As of September 30, 2018 there has been no new development in this matter.

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, (“Fiori”), that are related to alleged services that were performed for the Company. Fiori alleged the Company engaged in a breach of contract. The Company settled this matter for $25,000 and 10,000 shares of its common stock. The accrual for the 10,000 shares of the Company’s common stock was based on the fair value at the settlement date. An expense of $36,000 has been reflected on the condensed consolidated financial statements regarding this matter, which includes a $5,000 accrual for legal fees. The $25,000 cash and 10,000 shares were delivered in July 2018.

Note 8 – Subsequent Events - Common Stock Issuances

During the months of October and November 2018 the Company sold an additional 1,370,833 shares of its common stock. Total proceeds were $435,000, net of $3,750 in offering expenses.

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

The first product MediXall is developing is the MediXall.com Healthcare Marketplace, launched on September 1, 2018, however revenue has not yet been generated. We are continuously working to upgrade our healthcare platform with the enhancements we believe will result in revenue generation. Medixall.com is a new generation healthcare marketplace platform designed to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The MediXall.com platform makes scheduling an appointment for specific healthcare services as simple and easy as booking a flight and hotel. The online experience was designed to mirror e-commerce and online booking sites found in other markets, with it centered on providing consumers with ratings/reviews, transparent pricing, and comparative shopping. With MediXall.com, consumers can search and compare most medical, dental and wellness services based on all-in cash price, location/distance, ratings, & availability, and select the best value according to their personal preferences. In this era of rapidly increasing deductibles and healthcare costs, the cloud-based platform is designed to be transformational and disruptive to traditional methods of medical care and provisioning of medical services to the consumer.

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

Going Concern

We have incurred net losses of $9.7 million since inception through September 30, 2018. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2017 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising addition external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended September 30, 2018 Compared to the Three Month Period Ended September 30, 2017

Revenue

We generated $372 and $10,081 of revenue from our finance subsidiary for the three month periods ended September 30, 2018 and 2017, respectively.

Operating Expenses

Operating expenses increased $381,678 or 108% to $735,541 for the three month period ended September 30, 2018 compared to $353,863 for the three month period ended September 30, 2017. The increase is primarily due to:

•	Professional fees increased by $157,477 to $169,452 for the three month period ended September 30, 2018 compared to $11,975 for the three month period ended September 30, 2017.
•	Personnel related expenses increased by $150,233 or 75% to $350,547 for the three month period ended September 30, 2018 compared to $200,314 for the three month period ended September 30, 2017.
•

Other selling, general, and administrative expenses increased by $77,468 or 62% to $125,542 for the three month period ended September 30, 2018 compared to $48,074 for the three month period ended September 30, 2017.

Overall the increase in operating expenses is due to the growth in the number of our employees, increased use of advisory and consultancy services, and increased sales and marketing efforts.

Income Taxes

There was no current tax benefit or provision for the three month periods ended September 30, 2018 and 2017 due to cumulative capital and net operating losses and no income taxes have been paid by the Company during this period. There was also no deferred income tax benefit or provision for the three month periods ended September 30, 2018 and 2017 as a result of the full valuation allowance against the net deferred tax asset at the beginning and end of such period.

Net Loss

Net loss for the three month period ended September 30, 2018, was $(735,169) or $(0.01) per basic and diluted share compared to a net loss of $(343,782) or $(0.01) per basic and diluted share for the three month period ended September 30, 2017.

Nine Month Period Ended September 30, 2018 Compared to the Nine Month Period Ended September 30, 2017

Revenue

We generated $1,545 and $10,081 of revenue during the nine month period ended September 30, 2018 and 2017, respectively.

Operating Expenses

Operating expenses increased $1,245,887 or 111% to $2,364,641 for the nine month period ended September 30, 2018 compared to $1,118,754 for the nine month period ended September 30, 2017. The increase is primarily due:

•	Professional fees increased by $86,079 to $274,243 for the nine month period ended September 30, 2018 compared to $188,164 for the three month period ended September 30, 2017.
•	Personnel related expenses increased by $941,717 or 75% to $1,474,292 for the nine month period ended September 30, 2018 compared to $532,575 for the nine month period ended September 30, 2017.
•

Other selling, general, and administrative expenses increased by $226,591 or 253% to $316,106 for the nine month period ended September 30, 2018 compared to $89,515 for the nine month period ended September 30, 2017.

Overall the increase in operating expenses is due to the growth in the number of our employees, increased use of advisory and consultancy services, and increased sales and marketing efforts.

Income Taxes

There was no current tax benefit or provision for the nine month periods ended September 30, 2018 and 2017 due to cumulative capital and net operating losses and no income taxes have been paid by the Company during this period. There was also no deferred income tax benefit or provision for the nine month periods ended September 30, 2018 and 2017 as a result of the full valuation allowance against the net deferred tax asset at the beginning and end of such period.

Net Loss

Net loss for the nine month period ended September 30, 2018, was $(2,363,096) or $(0.04) per basic and diluted share compared to a net loss of $(1,108,673) or $(0.02) per basic and diluted share for the nine month period ended September 30, 2017.

Liquidity and Capital Resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs for cash. At September 30, 2018 we had $19,468 in cash and a net working capital deficit of $468,125. Total current liabilities decreased 18% at September 30, 2018 from December 31, 2017 as a result of a net decrease in accounts payable and accrued expenses.

For the nine month period ended September 30, 2018 we raised $1,613,073 from sales of our common stock, net of offering costs of $303,512, and for the nine month period ended September 30, 2017, we raised $1,779,135.

Net cash used in operating activities for the nine month period ended September 30, 2018 was $1,536,768 as compared to $1,577,874 for the nine month period ended September 30, 2017. This change primarily results from our increased net loss coupled with net decreases in accounts payable and accounts payable – related parties, and the issuance of common stock for services rendered.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2018.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2018, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 of the Exchange Act that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

In January 2014 the Company was named as a co-defendant in a civil law proceeding in Broward County Florida. The complaint alleges a contract dispute between the Company's then major shareholders and various parties that are unrelated to the Company. The plaintiffs alleged the Company engaged in a breach of fiduciary duty, tortious interference with business relations and a fraudulent transfer of assets. The management plans a vigorous defense and it believes there is no basis for these allegations. Management is also exploring possible counterclaims against the plaintiffs. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed remote and any possible loss is deemed immaterial. No accrual has been reflected on the condensed consolidated financial statements regarding this matter. As of September 30, 2018, there has been no new development in this matter.

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, (” Fiori”), that are related to alleged services that were performed for the Company. Fiori alleged the Company engaged in a breach of contract. The Company settled this matter for $25,000 and 10,000 shares of its common stock. The expense for the 10,000 shares of the Company’s common stock was based on the fair value at the settlement date. An expense of $36,000 has been reflected on the condensed consolidated financial statements regarding this matter, which includes a $5,000 accrual for legal fees. These shares were issued in July 2018.

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine month period ended September 30, 2018:

•

Issued 4,298,239 shares of restricted common stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”), as amended, pursuant to Section 4(a)(2) thereof.

•

Issued 1,546,691 shares of common stock as compensation for services rendered by  employees and advisors of the Company. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof.

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

MediXall Group, Inc.

Dated: November 14, 2018	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Principal Financial and Accounting Officer

Dated: November 14, 2018	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer, Principal Executive Officer