Form 10-K
period 2018-12-31
MediXall Group, Inc.
filed 2019-05-16
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-194337

MediXall Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-0964127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 East Commercial Blvd., Suite Ph-D Fort Lauderdale, Florida	33308
(Address of principal executive offices)	(Zip Code)

954-440-4678

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 29, 2018 based upon the closing sale price of the registrant’s common stock was $99,063,091.

As of May 16, 2019, there were 72,636,054 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS

MediXall Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

OTHER PERTINENT INFORMATION

We maintain our web site at www.medixall.com. Information on this web site is not a part of this report.

Unless specifically set forth to the contrary, when used in this prospectus the terms “MediXall", the "Company," "we", "us", "our" and similar terms refer to MediXall Group, Inc., a Nevada corporation, and its subsidiaries, IHL of Florida, Inc., which does not have an active line of business and is virtually dormant, Medixall Financial Group, which connects patients and practitioners with third party lenders, and Medixaid, Inc.. In addition, “2017” refers to the year ended December 31, 2017, “2018” refers to the year ended December 31, 2018, and “2019” refers to the year ending December 31, 2019.

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

Business Overview

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

MediXall seeks to revolutionize the medical industry by improving communication; providing better technology and support services; and enabling more efficient, cost-effective healthcare for the consumer. By approaching the healthcare ecosystem as a whole, MediXall seeks to create, invest and incubate companies that embody its mission statement.

MediXall has 2 distinct divisions:

1.

MediXall.com, the Healthcare Ecosystem, and

2.

MediXall Finance Group, a strategic alliance of financing specialists that create funding opportunities for healthcare practice growth and expansion, as well as financing for medical procedures and accounts receivable lines of credit.

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

Strategic Initiative 1: Build a Robust Healthcare Provider Network

Since inception, MediXall’s first strategic initiative was centered around building a robust MediXall Provider Network of Healthcare Providers, which include licensed and certified diagnostic centers, medical service providers, medical product providers and physician practices. The MediXall Provider Network continues to gain significant traction in South Florida, and the Company’s network growth has accelerated over the past few months, now surpassing 5,500 healthcare providers registered in its Early Adopter Program.

To facilitate the development of the MediXall Provider Network, MediXall entered into a new partnership with CoreChoice, Inc., the nation’s leading specialty network for diagnostic radiology, neurodiagnostic testing, and interventional pain management. This partnership will result in one of the nation’s largest networks of affordable, high quality radiology providers and facilities for the self-pay underinsured market– offering consumers across the country an unprecedented opportunity to compare most diagnostic/imaging services based on all-in cash price, location/distance, ratings, & availability, and select the best value according to personal preferences.  With this, MediXall will now have access to over 22,000 fully-credentialed radiology providers and facilities across all 50 states.  From an operational standpoint, management believes this partnership accelerates the development of MediXall Provider Network by 2 to 3 years, as we continue to drive expansion in Florida and begin our nationwide roll-out.

Management believes that building the MediXall Provider Network is key to expanding MediXall’s reach, as it creates access to a growing network of credentialed service providers, fully vetted suppliers, medical facilities and diagnostic centers.

This affords MediXall’s portfolio of products and services the opportunity to become the preferred resource of ancillary services to healthcare providers that participate in its provider network, as well as to other healthcare providers, physician groups, testing facilities, nursing homes and hospitals. Furthermore, MediXall’s integrated network of providers will offer leverage to substantially accelerate distribution for future products and services that MediXall brings to market.  In order to have a strong launch of the MediXall Platform and good momentum during the early quarters, MediXall has established a marketing and sales team that will grow with the company, continue to facilitate the rapid development of a strong healthcare provider network in South Florida and further serve as a foundation for expanding the Company’s reach throughout the State, and nationwide.

Strategic Initiative 2: Develop a Central Platform Connecting Providers, Patients, and Stakeholders with Just-in-time Service Model

The second strategic initiative was to develop the MediXall Healthcare Marketplace, which would act as the central portal for the MediXall Provider Network, consumer/patients, and many of the products and services we have under the MediXall Umbrella. Because of the complexity and fragmentations of the industry, online marketplaces such as WebMD have seen remarkable success within the U.S. digital healthcare market. Generally accepted as a forum with potential to reduce inefficiencies and increase transparency, the online marketplace is a free-market environment, utilizing the power of competition to empower the consumer as it reduces inefficiencies and increases transparencies. In this era of rapidly increasing deductibles and healthcare costs, the MediXall cloud-based platform is designed to be transformational and disruptive to traditional methods of medical care and provisioning of medical services to the consumer.

Our vision for the MediXall Platform’s prominence in the healthcare marketplace is to create a unified online environment that connects physicians and caregivers to patients, and payers to the caregivers, across all healthcare settings. Starting with pricing transparency and leveraging the just-in-time service delivery model, we intend to expand our service offerings to enable smarter care and empower the customer/patient at virtually every point of the healthcare continuum; whether organically, through acquisitions, or through integration with our strategic partners’ solutions. As we expand the Healthcare EcoSystem™, MediXall.com will facilitate such transformation in the future of healthcare by offering community connectivity, interoperability, data analytics, and consumer engagement features and functionality.

Strategic Initiative 3: Create Partnerships and Joint Ventures to Offer Needed Products and Services to Both Healthcare Providers and Their Customer/Patients

The third strategic initiative was to create an integrated healthcare partner ecosystem that would enhance the operations of the healthcare providers, offering patients the tools and services that would allow them to take control of their own health-care. It is Management’s prime directive to provide high-quality integrated services, encompassing a broad range of functionality and information, acting as a liaison between providers, patients and payers. An outstanding ecosystem of strategic partners who extend the value of our platform in powerful ways is taking shape. These developers and partners have built healthcare apps, devices, and technology enabled services aimed at improving the quality of healthcare, empowering the patient, and lowering the cost of health delivery. In response to the enthusiastic welcome for healthcare pricing transparency from the healthcare providers that have become Early Adopters of the MediXall Provider Network so far, our team began to ask what more we could do to support our practitioners in building their practices. Many expressed a need for better access to patient information, better ways to increase attendance to appointments, and financial services to support both patient procedures and practice growth and operations. As part of our MediXall business model, we are selecting the highest quality and most effective products and services to add to our Healthcare EcoSystem™ that will address these needs, while at the same time help MediXall Provider Network members increase their net margins and keep more of their revenue, as well as assist in reducing their business operations burden.

Over the next year, we plan to integrate MediXall.com with our technology partners, enabled by our application programming interface, or API, through which we will grant access to approved developers and partners. We believe that the opportunities and technology provided by our partners enhance the power of our marketplace and contribute to the attractiveness and critical position of MediXall.com within the Healthcare EcoSystem.

How the MediXall Healthcare EcoSystem™ Works

Our MediXall.com, along with our strategic partners and their respective products and services should create powerful network effects that benefit our entire Healthcare EcoSystem™. As more local healthcare businesses adopt our platform, more provider listings appear on the MediXall.com and third-party partner sites available through the MediXall Provider Network. As awareness of these businesses increases through these marketing channels, they will attract more consumers to our platform. Those consumers then attract even more healthcare businesses to our platform. As those businesses and consumers engage in more transactions on our platform, this increases bookings and partner revenue, and enables additional revenue streams from demand generation. Finally, as we add more healthcare providers and consumers to our Healthcare EcoSystem™, we attract more technology developers and strategic partners who can leverage our Provider Network and use our API to develop additional apps and services that extend the capabilities of MediXall.com.

Milestones

2018 accomplishments included such milestones as:

Built our Imaging Service Provider Network

We entered into a strategic partnership with CoreChoice, Inc., the nation’s leading specialty network for diagnostic radiology. This partnership provided the Company with access to more than 22,000 fully-credentialed radiology providers and facilities throughout all 50 states.

Reduced the Provider Acquisition Cost Model

Developed a company-wide strategy and implemented internal processes that significantly reduce the cost and time to acquire healthcare providers.

Launched MediXall.com throughout the state of Florida in September

This first controlled release is focused on imaging procedures, which includes MRI, CT, PET, X-rays, ultrasound, mammogram scans and more. Consumers will find MediXall.com simple to use, since it works much like booking a hotel or flight through Priceline or a similar online booking site, providing consumers with reviews, transparent pricing, and comparative shopping.

Entered into Strategic Partnerships to Launch New Programs in 2019

MediXallRx

With the launch of MediXallRx in early November, MediXall.com provides a powerful, free tool to search and compare prescription drug prices, which can differ greatly between competing pharmacies, and receive immediate savings of up to 80 percent using the MediXallRx Savings Card at the register on both generic and brand prescription medications. By leveraging our partner’s national pharmacy network, MediXallRx is now accepted nationwide at more than 60,000 participating pharmacies throughout all 50 states, including Walgreens, CVS, Target, Walmart, and other national chains as well as regional and local drug stores.

Laboratory Testing

In September, we entered into a partnership and negotiated pricing with a major national laboratory company that will allow the us to launch a national laboratory testing services program to MediXall.com users in 2019. This new program will provide a seamless ordering experience for patients and physicians to search, compare, and order affordable pre-curated panels or design custom lab test orders for their patients.

Created a better method for Provider/Patient Communication

MediXall.com providers expressed the need for a tool to better manage and streamline their current referral process since often patients don’t follow up, follow-up appointments are missed, and the referring office staff has no way to track the referral's progress. Based on this, we updated the functionality available to those providers using MediXall.com, creating the “MediXall Patient Experience.”

Launched MediXall Patient Experience Portal to Physicians

Most studies show that price transparency tools have little effect on patient shopping, in part, because patients rarely use them. From ordering diagnostic tests, recommending treatments and making referrals, providers direct most of our nation’s healthcare spending. Given that providers’ treatment and referral decisions drive a vast majority of healthcare spending, we developed the MediXall Patient Experience to serve as a tool for physicians to share the cost and location of upcoming care options. This enables patients to discover locations, pricing, and availability options of which they were previously unaware.  This system empowers patients to take control of their healthcare by showing options personalized for each self-pay and underinsured patient, how much it will cost, where the patient lives, and more. With the MediXall Patient Experience, we are building a platform to stand on the shoulders of our consumer facing healthcare marketplace, MediXall.com. We think that MediXall.com makes shopping for healthcare as simple and easy as booking a flight or hotel, but it needed a straight line to deliver our “what you see is what you get” pricing data to the right people at the right time. This is only possible by involving the patient’s physician as a critical partner to facilitate this price transparency.

Validation from the Healthcare & Technology Industry

Over the past year, we had the opportunity to meet and engage Benjamin Frosch, Dr. Steven Gass, and Dr. Howard Braverman to join the MediXall Strategic Advisory Board.

Benjamin Frosch - CEO & Founder of Frosch Medical Compliance

•

Represented 2,500+ physicians & other providers in Medicare proceedings

•

Launched several innovative healthcare companies, such as MDVIP

Dr. Steven Gass - CEO & Founder of CoreChoice, Acting Chief Medical Officer of MediXall.com

•

Built CoreChoice into the nation’s leading specialty network for radiology, neurodiagnostic testing, and interventional pain management.

•

14+ years in private practice

Dr. Howard Braverman - Former President of the American Optometric Association & Chairman of the Florida State Board of Optometry.

•

Distinguished career of 40+ years in the eye care industry, as well as most notably serving as the National Vision Director for Humana’s Employer Group Segment

•

Currently serves on the Board of Governors of the Health Professions of NSU

Division 1: MediXall Healthcare Marketplace Overview

MediXall.com is a new generation healthcare marketplace platform to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. This transparency shifts the power to the patient's hands, allowing them to find quality, affordable medical, dental, and wellness services, offered by quality doctors, dentists, and other health providers in their area. By delivering a solution that better connects consumers with high-quality healthcare providers and wellness services, MediXall.com enables healthcare providers to engage consumers with a level of price transparency and digital convenience that they have come to expect in every other aspect of their lives. The mission of MediXall.com is to enable consumer focused healthcare through transparency, personalization and simplicity.

MediXall helps doctors and dentists grow their practice by matching them with new cash-paying patients. Our platform complements your existing practice-management tools — it provides a new way to find, communicate with, and schedule in new cash-paying patients. In this era of rapidly increasing deductibles and healthcare costs, the cloud-based platform is designed to be transformational and disruptive to traditional methods of medical care and provisioning of medical services to the consumer.

How MediXall.com Works

MediXall.com makes shopping for specific healthcare services as simple and easy as booking a flight and hotel. The online experience was designed to mirror e-commerce and online booking sites found in other markets, with it centered on providing consumers with user reviews, transparent pricing, and comparative shopping. The website enables consumers and corporations, such as self-insured companies operating under ERISA (Employee Retirement Security Act of 1974) and private insurance companies, to search and compare most medical, dental and wellness services from Qualified and vetted providers based on all-in cash price, location/distance, ratings, & availability, and select the best value according to personal preferences.

Consumers can find healthcare providers and book appointments in just a few easy steps:

1.

Log onto MediXall.com

2.

Select the medical, dental, or wellness service they need

3.

Compare providers and prices

4.

Book their appointments

5.

Payments are made when appointment is completed

Here’s how providers use MediXall to transform healthcare:

1.

List products and services. Prospective patients will visit MediXall.com search for the medical, dental, or wellness services they need.

2.

Get matched with patients. When a search aligns with the provider’s services and availability, the platform will automatically post the provider’s price and available appointments in search results.

3.

Schedule new patients. Once a patient requests the appointment with a specific provider, that provider gained a new patient.

4.

Improve the practice’s strategy. The provider will receive a monthly report of the months activity, so that they can assess the competition and pricing strategy.

The cloud-based platform works on both mobile and desktop devices.

MEDIXALL HEALTHCARE MARKETPLACE FOR CONSUMERS

While consumers only started feeling the pinch of out of pocket expenses and woke up to health care costs a few years ago as their share began to rise, they lack the necessary facts to make intelligent decisions about the quantity and quality of what they are purchasing. As costs continue skyward, this crucial information, especially price transparency, is what consumers are now demanding, which has prompted our United States Government to get involved.

The proliferation of high deductible health plans marks the beginning of the return of the individual health care consumer. Before a patient reaches and exceeds their insurance deductible, a patient shopping for an MRI, a strep test, or just about anything else, will act just like any other customer shopping in the market for any other good or service. For any purchase before hitting the deductible, the patient is “paying with their own money,” and will be price sensitive, therefore willing to shop around among different providers of the same medical service.

To put the power back in the consumers’ hands, MediXall created the MediXall Healthcare Marketplace with a cash paying customer forefront in our design. MediXall offers two value-added services to consumers shopping for medical procedures. First, the Company works with each of the providers in the MediXall Network, so that they offer consumers a transparent all-in cash price. Second, beyond the prices, MediXall ensures that providers offer consumers details on what the listed service includes so that they pay one price and one price only, which is not always the case when dealing directly with providers.

Benefits for Consumers

•

Find affordable medical care. Even if a consumer is uninsured or has a high deductible health plan, with MediXall consumers can save money without sacrificing quality medical care.

•

Know medical costs upfront. Consumers will know the cost of your medical care before receiving the bill. That means no unwelcome surprises when it’s time to pay!

•

Skip the hassle of insurance companies. When billing through insurance, consumers may have to call several times to ask about coverage, costs, and find out exactly what they’re paying for. With MediXall’s transparency, consumers will find affordable medical care without the stress of an insurance company.

•

Receive customized offers tailored to the consumers specific needs. When a consumer submits a request for medical services, they will receive competitive offers from qualified providers who can meet their medical needs.

•

Compare services, qualifications, and bids to find the best provider or facility for the consumer. Consumers don’t have to rely on any third party to choose a provider. In the MediXall Healthcare Marketplace, the patient is in control.

•

Book appointment with ease. With MediXall, consumers can search for doctors, dentists, and other medical/dental services; and book appointments based on cost, distance, ratings and availability at the click of a button.

MEDIXALL HEALTHCARE MARKETPLACE FOR HEALTHCARE PROVIDERS

For healthcare providers, oﬀering services to insured patients is complicated, costly and fraught with delays and providers customarily discount their services by an average of 40% as a result of the insurance companies’ bargaining positioning.  Additionally, providers often must wait for months before a claim is reviewed and approved by insurance companies. Finally, providers must write oﬀ a large percentage of their billings due to unpaid co-pays, deductibles, co-insurance, disputed billing, and other situations. According to many providers, the wait time for payment from an insurance provider is 27-90 days on average from the time of service. The administrative burdens and payment delays often increase when government programs like Medicare and Medicaid are involved.

These difficulties have led to a sharp increase of providers abandoning insurance companies in favor of cash only, concierge medicine, and other alternative business models. Many providers, however, cannot afford to completely replace their business model, which is what is often necessary to make the shift proﬁtable.

By delivering a solution that better connects consumers with high-quality healthcare providers and wellness services, MediXall enables our Provider Network members to engage consumers with the level of price transparency and digital convenience that they have come to expect in every other aspect of their lives.

Benefits to Healthcare Providers:

•

Attract high-quality cash-paying patients. MediXall matches high-quality cash-paying patients that are well suited for a provider’s practice, while decreasing cancellation and no-show rates. With cash-paying patients, providers will get paid right away instead of having to wait for insurance companies to review and approve claims.

•

Improve Consumer Experience. With MediXall, providers can engage consumers with the level of price transparency and digital convenience that they have come to expect in every other aspect of their lives.

•

Reduced Overhead. MediXall’s integrated cloud-based platform for the healthcare industry helps providers simplify the way they run their businesses. With MediXall everything is automated, so providers spend less resources scheduling appointments and dealing with billing.

•

Managed for Providers. MediXall takes care of everything when it comes to growing the provider’s practice, so providers can focus on delivering exceptional patient experiences. All MediXall Provider Network members have access to a growing toolkit of support services for establishing and growing their practice.

•

Risk-free Patient Acquisition. MediXall removes all the risks associated with marketing. Unlike other marketing solutions, MediXall does not charge a recurring fee for its service, providers only pay when new patients receive medical or dental care.

Division 2: MediXall Finance Group Overview

This is the second revenue center currently generating revenue. MediXall Finance Group has a growing lineup of institutional and private lenders has custom-designed financing products to serve four critical needs in the healthcare sector:

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

Market Analysis: Rising Healthcare Costs

Healthcare spending, overall, is very high in the United States, and growing. From 2005 to 2016, health care spending in the United States tripled. In 2016, it reached nearly $3.4 trillion, up 4.8 percent from 2015. About 11% of that $3.4 trillion spent on health care was paid for directly by consumers through out-of-pocket costs, which was about $352 billion. That makes healthcare one of the country’s largest industries, equaling approximately17.8 percent of gross domestic product. In comparison, health care costs were $27.2 billion in 1960, just 5 percent of GDP. That translates to an annual health care cost of $10,348 per person in 2016 versus just $146 per person in 1960. Health care costs have risen faster than annual income. According to The Centers for Medicare and Medicaid Services (CMS), U.S. health care spending is projected to reach nearly $5.5 trillion by 2025, a full 20 percent of GDP.

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

Strategic Focus

Deployment Strategy

The rising cost of healthcare, coupled with the increased prevalence of high deductible health plans and out-of-pocket expenses, has led to concern over healthcare costs for both patients and physicians. Furthermore, cost and quality of equivalent tests and procedures tend to vary dramatically between providers. However, these discrepancies are generally not accessible to patients or physicians, especially not at the point of care.

Overall, we believe that we have found the “key” to scaling up transparency by (initially) targeting imaging centers as the beneficiaries of referrals. For them, MediXall.com represents a new marketing channel and much lower cost. To accomplish this, we entered into a strategic partnership with CoreChoice, Inc., the nation’s leading specialty network for diagnostic radiology, neurodiagnostic testing, and interventional pain management, aimed at increasing consumer access to high quality and low-cost specialty care services for the self-pay and underinsured market across the country.

Founded in 2009, CoreChoice combines the talents and expertise of medical, technology, and insurance industry professionals to provide a new level of radiology, neurodiagnostic, and interventional pain management network service. CoreChoice maintains a comprehensive network of free-standing facilities in all 50 states, the District of Colombia and Puerto Rico. Self-pay and Underinsured consumers, via MediXall.com, can now access the depth and breadth of the CoreChoice radiology network; which includes highly specialized ser-vices such as open and closed Magnetic Resonance Imaging (MRI) Scans, Computerized Axial Tomography (CT) Scans, Mammography, Sonography, X-Ray, Nuclear Medicine, Bone Density, and Positron Emission Tomography (PET/CT).

With over 22,000 radiology providers and facilities in the CoreChoice network, the partner-ship will result in one of the nation’s largest networks of affordable, high quality providers – offering consumers an unprecedented opportunity to compare radiology service providers across the country based on a best all-in cash price, location/distance, ratings, and avail-ability, and select the best value according to personal preferences.

Working with MediXall Group, CoreChoice will offer providers in its network access to MediXall.com, a new generation healthcare marketplace platform designed to address the growing need of self-pay and underinsured consumers for greater transparency and price competition in their healthcare costs. This will give MediXall access to fully credentialed facilities across all 50 states. Leveraging Core’s robust specialty network, MediXall.com will now enable consumers to search, compare, and purchase most diagnostic/imaging services from qualified and vetted providers. As a result, the first full release focuses on five high-value radiology full diagnostics: MRI, CT, PET, ultrasound, and mammogram scans, but will expand to other medical and dental specialties in the next few months.

MediXall is launching throughout the Florida region and are currently working with Core Choice to onboard their Diagnostic Radiology Centers to MediXall.com. In addition, we are working with the marketing teams of these Imaging Centers to leverage and tap into their robust Referral Networks. As we continue to build out the broader based MediXall Provider Network, the initial imaging centers on MediXall.com will allow us to rapidly acquire the patient/consumer population as users through referrals from local Primary Care and specialty Care Providers throughout Florida.

With this first release, MediXall.com will act as tool for physicians to share the cost and location of upcoming care options, enabling patients to discover locations, pricing, and availability for these options of which the doctor was unaware and utilize potentially better but certainly cheaper and more convenient options. This tool will decrease patients’ out-of-pocket expenses, streamline referrals, and improve patient-physician rapport by cultivating a salient dialogue about cost and value. Although competitors exist, they only offer self-service transparency tools to the patient or transaction processing to physicians and are thus massively underutilized.

Our growth strategy for MediXall.com is to expand outward from the current base of Florida to major cities with strong coverage by the Core Choice network. This allow us to accelerate expansion and fill in the provider network with minimal effort and cost, which allows us to focus our resources on Marketing to the consumer and technology development.  Beyond Florida, we expect to expand to Texas, concentrating on 4 regions, Dallas-Fort Worth, Houston, San Antonio, Austin and El Paso. Moreover, we anticipate expanding on a West-Southwest strategy covering New Mexico, Arizona, Washington State, Colorado, Oregon, and Nevada, as well as pick up high density areas in Pennsylvania, New York, Massachusetts, Delaware, Illinois, Ohio and Indiana.

As the platform enters the marketplace, we will be looking to integrate MediXall.com with an electronic health record (EHR) platform. Such an integration will be the first of what we believe will be many such integrations of the MediXall.com to other leading EHR and medical practice management platforms. Although the MediXall.com will continue to be available as a stand-alone subscription directly via the internet, integration with other medical platforms substantially accelerates the power and effectiveness of the platform.

Onboarding and Quality Assurance

MediXall is committed to promoting the highest level of quality care for its users. In support of this commitment, practitioners who join the MediXall Provider Network must undergo a rigorous process called credentialing in order to be able to provide services through MediXall.com.

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

Sales and Marketing

We deploy a direct sales approach driven by an inside sales team based in Ft Lauderdale, Florida. Our sales team qualifies and manages prospective and current MediXall Network Providers, aiming to initiate, retain, and expand their use of our platform over time. Our sales team partners with the technology team to provide consultation and product demonstration to prospects to accelerate the onboarding of new subscribers. As we begin the roll out of the MediXall.com to employers, we intend to develop and expand a field sales team responsible for discovery, qualification, and account management for larger organizations.

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

Revenue Model

Our revenue model is comprised of four primary components:

Technology Fees. Revenue we expect to earn from providers for the use of the technology, once a patient requests the appointment from that specific provider. All providers pay outstanding fees on a monthly basis to MediXall.

Subscription and Services. With the Company soft-launching MediXall.com throughout Florida, early-adopter providers can join the platform for one year at no cost. During this time, the provider is only subject to technology fees as they accrue. We are leveraging this Provider user base and associated data to refine the app, identify what works and what does not work and offer enhancements and upgrades for Subscription fees. As we begin the broader-based market rollout of the MediXall.com, we expect subscription and services revenue will be generated primarily from sales of subscriptions and additional features for the platform. We expect most of subscription fees to be prepaid by subscribers on a monthly basis via a credit card and, to a lesser extent, billed to subscribers on an annual or quarterly basis.

Financing Revenue. We expect to earn financing revenue from revenue share arrangements with third-party payment processors and lenders on transactions between MediXall Provider Network members who utilize our financing solutions and their consumers. Financing solutions offered to the MediXall Provider Network include: 1) Patient financing for healthcare practitioners to offer their patients the option to receive care when they need it, and to make payments over time, 2) Cosmetic and elective procedure financing through practitioners, 3) Commercial financing for practice expansion, equipment purchases and leases, and 4) Medical accounts receivable financing. We expect our financing revenue to increase both in absolute dollars and as a percentage of total revenue as we add new providers who utilize our financing solutions, as existing providers and consumers increase the volume of transactions that they process through our financing solutions, and as our aggregate volume of financing transactions reduces our related costs and increases margins.

Partner Product and Services. MediXall Provider Network members can choose to enter into a separate contract with MediXall technology partners to purchase additional features and functionalities, as well as other products and services. We receive a revenue share from these arrangements from our technology partners, which is recorded when earned. Additionally, we intend to develop the MediXall.com API, which will create a revenue stream from API platform partners for subscriber site access, data query, and consumer bookings.

Employees

As of December 31, 2018, we employed 17 full-time employees.

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

We had $1,858 in revenue during 2018; it will be some time before we become profitable, if at all. We expect our expenses will increase substantially for the foreseeable future as we seek to start operations and develop our product(s). It is difficult to accurately forecast MediXall’s revenues and operating results and they could fluctuate in the future due to a number of factors. These factors may include: MediXall’s ability to raise funds, and ability to further develop device applications; acceptance of device products; the amount and timing of operating costs and capital expenditures; competition from other market venues that may reduce market share and create pricing pressure; and adverse changes in general economic, industry and regulatory conditions and requirements. MediXall’s operating results may fluctuate from year to year due to the factors listed above and others not listed. At times, these fluctuations may be significant.

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

Proprietary trade secrets, copyrights, trademarks and unpatented know-how are also very important to our business. We will rely on a combination of patents, trade secrets, copyrights, trademarks, confidentiality agreements, and other contractual provisions and technical security measures to protect certain aspects of our intellectual property, especially where we do not believe that patent protection is appropriate or obtainable. We will require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also will require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business; however, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our employees, consultants, contractors and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim, that a third party illegally obtained and is using our trade secrets, is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Unauthorized parties may also attempt to copy or reverse-engineer certain aspects of the MediXaid Marketplace platform that we consider proprietary. As a result, third parties attempt to use our proprietary technology or information, and our ability to compete in the market would be adversely affected.

RISKS RELATED TO OUR COMMON STOCK

The market for our common stock is extremely limited and sporadic.

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “MDXL”. The market for our common stock is extremely limited and sporadic. Trading in stock quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Market is not a stock exchange, and trading of securities in the OTC Markets is often more sporadic than the trading of securities listed on a stock exchange such as Nasdaq or the NYSE American. Accordingly, stockholders may have difficulty reselling any of their shares.

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

The ability of our principal stockholders, including our Interim CEO and CFO, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

The principal holders of our common stock, including TBG, our Interim CEO and our CFO, have approximately 72% voting control. Because of their stock ownership, they are in a position to significantly influence membership of our board of directors, as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protection against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as the rules enacted by the SEC, the stock exchanges, including the New York Stock Exchange, NYSE American and the Nasdaq Stock Market require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities that are listed on those exchanges. Our common stock is quoted in the over the counter market and we are not presently required to comply with many of the corporate governance provisions. Because we chose to avoid incurring the substantial additional costs associated with voluntary compliance, we have not yet adopted these measures. We do not currently have independent audit or compensation committees. As a result, directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest, if any, and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations as a result thereof.

ITEM 2.  PROPERTIES.

We do not own any real property. We maintain office space at 2929 East Commercial Blvd., Suite PH-D, Fort Lauderdale, Florida 33308, pursuant to the terms of a commercial office lease providing for rental payments of $6,200 per month. The term of the office rented from R3 Accounting, LLC (“R3 Accounting”) is on a month to month basis. R3 Accounting is owned by our CFO, Timothy Hart.

ITEM 3.  LEGAL PROCEEDINGS.

In January 2014, the Company was named as a co-defendant in a civil law proceeding in Broward County Florida. The complaint alleges a contract dispute between the Company's major shareholders' and various parties that are unrelated to the Company. The plaintiffs alleged the Company engaged in a breach of fiduciary duty, tortious interference with business relations and a fraudulent transfer of assets. Management plans a vigorous defense and it believes there is no basis for these allegations. Management is also exploring possible counterclaims against the plaintiffs. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed remote and any possible loss is deemed immaterial. No accrual has been reflected on the consolidated financial statements regarding this matter. As of December 31, 2018, there have been no new developments regarding this matter.

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

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTC Markets:

	High	Low
Fiscal Year Ended December 31, 2018
First Quarter	$3.00	$2.25
Second Quarter	$3.00	$2.50
Third Quarter	$3.25	$2.28
Fourth Quarter	$3.00	$2.25

Fiscal Year Ended December 31, 2017
First Quarter	$1.58	$0.75
Second Quarter	$1.95	$1.20
Third Quarter	$3.05	$1.95
Fourth Quarter	$3.50	$2.10

On May 13, 2019, the closing price of our common stock was $1.50 per share.

Holders

As of May 13, 2019, 72,636,054 shares of common stock are issued and outstanding held by approximately 738 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

During the year ended December 31, 2018, we entered into the following securities related transactions;

•

received proceeds of $2,516,855, net of offering costs of $309,783 pursuant to a Private Placement Memorandum and for which 7,632,231 shares of restricted common stock were issued.

•

issued 1,662,941 shares of restricted common stock in exchange for services with a fair market value of $997,765.

•

issued 10,000 shares of restricted common stock with a fair market value of $6,000 to settle a legal matter.

During the year ended December 31, 2017, we entered into the following securities related transactions;

•

received proceeds of $2,461,730 pursuant to a Private Placement Memorandum and for which 13,466,420 shares of restricted common stock were issued. There were no offering costs during the year ended December 31, 2017.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable to a smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of the Company and its subsidiaries. The MD&A is provided as a supplement to, and should be read in conjunction with consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K.

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

MediXall seeks to revolutionize the medical industry by improving communication; providing better technology and support services; and enabling more efficient, cost-effective healthcare for the consumer. By approaching the healthcare ecosystem as a whole, MediXall seeks to create, invest and incubate companies that embody its mission statement.

Going Concern

We have incurred net losses of $10.2 million since inception through December 31, 2018. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Revenue

We generated $1,858 in revenues during the year of 2018 and $22,232 during the year of 2017.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2018 and 2017 follows:

	Years Ended
	December 31,		Increase /
	2018	2017	(Decrease)
Operating expense
Professional fees	$396,112	$166,165	$229,947
Professional fees – related party	100,000	148,000	(48,000)
Management fee – related party	300,000	305,000	(5,000)
Personnel related expenses	1,711,407	836,625	874,782
Impairment of website & development cost	86,670	-	86,670
Other selling, general, and administrative	391,098	123,847	267,251
Total operating expense	$2,985,287	$1,579,637	$1,405,650

Operating expenses increased $1,405,650 or 89% to $2,985,287 in 2018 compared to $1,579,637 in 2017.  The increase is primarily due to the increase in personnel related expenses, professional fees, impairment of website and development costs, and other selling, general and administrative expenses during 2018.

Liquidity and capital resources

We have an accumulated deficit of $10,228,833 through December 31, 2018. As of December 31, 2018, we had working capital of $176,340. Additionally, due to the “start-up” nature of our business, we expect to incur losses as we continue development of our business plan.

These conditions raise substantial doubt about our ability to continue as a going concern. Management recognizes that in order for us to meet our capital requirements, and continue to operate, additional financing will be necessary. We expect to raise additional funds through private or public equity investment in order to maintain and/or expand the range and scope of our business operations; however, there is no assurance that such additional funds will be available for us on acceptable terms, if at all. If we are unable to raise additional capital when needed or generate positive cash flow, it is unlikely that we will be able to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Net cash used in operating activities was $2,225,241 for the year ended December 31, 2018, compared to $2,219,883 for the year ended December 31, 2017.

Net cash used in investing activities was $281,545 for the year ended December 31, 2018 primarily for the development of the Company’s web site as compared to $175,378 during the year ended December 31, 2017.

Net cash provided by financing activities was $2,516,855 from the sale of common stock during the year ended December 31, 2018 compared to $2,461,730 for the year ended December 31, 2017.

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

Recently Issued Accounting Pronouncements

See Note 3 to our consolidated financial statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8.  FINANCIAL AND SUPPLEMENTARY DATA.

The consolidated financial statements  of our Company as of December 31, 2018 and 2017 and for the years then ended are set forth in the Form 10-K beginning at page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The registration of Baum & Company, Inc. (“Baum”), the Company’s prior independent registered public accountant, was revoked by the Public Company Accounting Oversight Board (the “PCAOB”) on February 27, 2018. The Company was notified regarding Baum’s resignation on March 1, 2018 as a result of the PCAOB deregistration. On June 1, 2018, the Company engaged Hacker, Johnson & Smith PA as its new registered independent public accountant. During the fiscal years ended December 31, 2017 and 2016 and through March 1, 2018, there was no disagreement between the Company and Baum of the type described in Item 304(a)(1)(iv) of Regulation S-K or any reportable event as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2018.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective, based on the following deficiencies:

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

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for consolidated financial statements that a material misstatements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2018.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the SEC to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position(s) and Office(s) Held
Timothy S. Hart	60	Chief Financial Officer, Treasurer, Secretary, Director
Neil Swartz	56	Interim Chief Executive Officer
Noel Guillama	59	Chairman of the Board
Michael Swartz	27	President

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

Michael Swartz. Mr. Swartz currently serves as President of MediXall Group, Inc. Previously, Mr. Swartz was the Senior Analyst for Viridian Capital Advisors, where he led all modeling and valuation work for the firm’s M&A and fund raising assignments. He served as co-portfolio manager for the University of North Florida’s Student Managed Investment Fund, Osprey Financial Group, where he analyzed publicly traded companies with market capitalizations from $50 million to $1 billion and prepared buy-side equity reports containing buy-recommendations and original valuations derived from fundamental & technical analysis. In addition, Mr. Swartz served as the fund’s Asian Economist, analyzing economic and geopolitical factors and assessing the Asia-Pacific region for attractive investment opportunities. Previously, Mr. Swartz worked as an Analyst at TBG Holdings, assisting clients with researching strategic options as it relates to market opportunities, competitive positioning, and allocation of resources.

Neil Swartz, our Interim Chief Executive Officer, and Michael Swartz, our President, are related.

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

Director Compensation

We did not compensate our directors for their services on the Board during 2018 and 2017.

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

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation recorded by us in the past two years for our principal executive officer and principal financial officer and each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neil Swartz Interim Chief Executive Officer (1)	2018	—	—	—	—	—	$150,000	$150,000
	2017	—	—	—	—	—	$152,500	$152,500
Timothy S Hart Chief Financial Officer (2)	2018	—	—	—	—	—	$250,000	$250,000
	2017	—	—	—	—	—	$300,500	$300,500

———————

(1)

There is no employment agreement between Mr. Swartz and the Company. Mr. Swartz did not earn any compensation as an individual. However, Mr. Swartz is 50% owner of TBG Holdings, LLC. During 2018 and 2017, the Company recognized $300,000 and $305,000, respectively, as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above.

(2)

There is no employment agreement between Mr. Hart and the Company. Mr. Hart did not earn any compensation as an individual. However, Mr. Hart is 50% owner of TBG Holdings, LLC. During 2018 and 2017, the Company recognized $300,000 and $305,000, respectively, as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above. Additionally, Mr. Hart provides services to the Company through a company he owns, R3 Accounting. During 2018 and 2017, the Company recognized expense related to R3 Accounting services of $100,000 and $148,000, respectively.

Outstanding Equity Awards at Fiscal Year-End Table

The Company had no outstanding equity awards as of December 31, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of May 16, 2019 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

	Title of Class
	Series A Convertible Preferred Stock			Common Stock
Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Common Stock Equivalents	% of Class (2)	Number of Shares Beneficially Owned (2)	% of Class (2)	Total Voting Power (3)
Directors and Named Executive Officers
Timothy S. Hart (4)	88,298	8,300,000	33.3%	11,737,186	16.2%	12.0%
Neil Swartz (5)	88,298	8,300,000	33.3%	11,737,186	16.2%	12.0%
Noel Guillama (6)	88,298	8,300,000	33.3%	9,395,745	12.9%	9.6%
Carl Larsen	—	—	—	3,500,000	4.8%	3.6%

All current directors and officers as a group	264,894	24,900,000	100%	36,370,117	50.1%	37.2%

5% shareholders
TBG Holdings Corp.	—	—	—	11,670,519	16.1%	12.0%
Timothy S. Hart (4)	88,298	8,300,000	33.3%	11,737,186	16.2%	12.0%
Neil Swartz (5)	88,298	8,300,000	33.3%	11,737,186	16.2%	12.0%
The Quantum Group, Inc.	—	—	—	6,237,011	8.6%	6.4%
Guillama 2, Inc. (6)	88,298	8,300,000	33.3%	9,395,745	12.9%	9.6%

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

(2)

Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 72,486,054 shares of common stock issued (or issuable) and outstanding on a fully diluted basis as of May 16, 2019. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)

Calculated based on 72,636,054 shares of Common Stock and 264,894 shares of Series A Convertible Preferred Stock (264,894 shares outstanding convertible into 24,900,000 shares of common stock) issued (or issuable) and outstanding as of May 16, 2019. Holders of the Series A Convertible Preferred Stock are entitled to vote on all matters submitted to the Company's stockholders and are entitled to such number of votes as is equal to the number of shares of common stock each preferred share is convertible into.

(4)

Includes a) 88,298 shares of Series A Convertible Preferred Stock convertible into 8,300,000 shares of common stock; and b) 11,670,519 shares of common stock held by TBG Holdings Corp which Mr. Hart is a principal and in such capacity, Mr. Hart may be deemed to have beneficial ownership of these shares.

(5)

Includes a) 88,298 shares of Series A Convertible Preferred Stock convertible into 8,300,000 shares of common stock; and b) 11,670,519 shares of common stock held by TBG Holdings Corp which Mr. Swartz is a principal and in such capacity, Mr. Swartz may be deemed to have beneficial ownership of these shares.

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

The following are related party transactions for the fiscal years ended December 31, 2018 and 2017:

Pursuant to an agreement dated June 2013, TBG, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a monthly  fee of $25,000. During the years ended December 31, 2018 and 2017, the Company expensed $300,000 and $305,000, respectively of related party management fees related to this agreement.

R3 Accounting LLC, owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During years ended December 31, 2018 and 2017, the Company expensed $100,000 and $148,000, respectively, related to R3 services.

Accounts receivable (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At December 31, 2018	At December 31, 2017
TBG	$160,590	$21,791
R3	(21,931)	(77,531)
	$138,659	$(55,740)

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

Hacker, Johnson & Smith, P.A. (“Hacker”) currently serves as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal years ended December 31, 2018 and 2017. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to Hacker, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

	2018	2017
Audit Fees	$28,000	$19,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$28,000	$19,000

Audit Fees — This category includes the audit of our annual consolidated financial statements, review of consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for other miscellaneous items.

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2018 and 2017 were pre-approved by the entire board of directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2018 and 2017
•	Consolidated Statements of Operations for the years ended December 31, 2018 and 2017
•	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Years Ended December 31, 2018 and 2017
•	Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017
•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

3. Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated by reference.

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

10.10	Share Exchange Agreement dated July 8, 2016 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on December 16, 2016)
10.11	Share Exchange Agreement and Plan of Reorganization dated December 13, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 16, 2016)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 of Form S-1 filed with the SEC on March 5, 2014)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer and Principle Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

———————

*

Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediXall Group, Inc.

Dated: May 16, 2019	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Hart	Chief Financial Officer and Director (principal financial and accounting officer)	May 16, 2019
Timothy S. Hart

/s/ Neil Swartz	Interim Chief Executive Officer (principal executive officer)	May 16, 2019
Neil Swartz

/s/ Noel Guillama	Chairman of the Board	May 16, 2019
Noel Guillama

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors MediXall Group, Inc. and Subsidiaries

Fort Lauderdale, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MediXall Group, Inc. and Subsidiaries (the "Company"), as of December 31, 2018 and 2017 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant amount of accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, the Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ HACKER, JOHNSON & SMITH PA

HACKER, JOHNSON & SMITH PA

We have served as the Company's auditor since 2018. Fort Lauderdale, Florida

May 16, 2019

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	December 31,	December 31,
	2018	2017

ASSETS
CURRENT ASSETS:
Cash	$201,509	$191,440
Accounts receivable – related party	160,590	21,791
Total current assets	362,099	213,231

Furniture and equipment, net	15,164	11,017

Website and development costs	351,457	163,874

Total assets	$728,720	$388,122

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$163,828	$304,821
Accounts payable and accrued expenses - related party	21,931	77,531

Total current liabilities	185,759	382,352

Commitment and contingency (Notes 7 and 8)

STOCKHOLDERS' EQUITY:
Convertible Preferred Series A stock, $0.001 par value, 5,000,000 authorized; 264,894 issued and outstanding in 2018 and 2017	265	265
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 69,642,554 shares issued and outstanding in 2018 and 60,337,382 shares issued and outstanding in 2017	69,492	60,337
Additional paid-in capital	10,702,037	7,190,572
Accumulated deficit	(10,228,833)	(7,245,404)

Total stockholders' equity	542,961	5,770

Total liabilities and stockholders' equity	$728,720	$388,122

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	December 31,
	2018	2017

Revenue	$1,858	$22,232

Operating Expenses
Professional fees	396,112	166,165
Professional fees - related party	100,000	148,000
Management fee - related party	300,000	305,000
Personnel related expenses	1,711,407	836,625
Impairment of website and development cost	86,670	—
Other selling, general and administrative	391,098	123,847
Total Operating Expenses	2,985,287	1,579,637
Loss before income taxes	(2,983,429)	(1,557,405)
Income taxes	—	—
Net loss	$(2,983,429)	$(1,557,405)

Net loss per common share - basic and diluted	$(0.05)	$(0.03)

Weighted average number of common shares outstanding during the years - basic and diluted	65,012,738	54,842,727

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2018 and 2017

	Series A Voting						Total
	Preferred Stock		Common Stock		Additional		Stockholders'
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2016	264,894	$265	46,870,962	$46,871	$4,742,308	$(5,687,999)	$(898,555)

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs	—	—	13,466,420	13,466	2,448,264	—	2,461,730
Net loss	—	—	—	—	—	(1,557,405)	(1,557,405)
Balance, December 31, 2017	264,894	265	60,337,382	60,337	7,190,572	(7,245,404)	5,770

Proceeds received pursuant to Private Placement Memorandum, net of $309,783 offering costs	—	—	7,632,231	7,632	2,509,223	—	2,516,855
Common stock issued for services	—	—	1,662,941	1,663	996,102	—	997,765
Common stock issued to settle legal matter	—	—	10,000	10	5,990	—	6,000
Net loss	—	—	—	—	—	(2,983,429)	(2,983,429)
Balance, December 31, 2018	264,894	$265	69,642,554	$69,642	$10,701,887	$(10,228,833)	$542,961

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,983,429)	$(1,557,405)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,145	487
Common stock issued as compensation for services	997,765	—
Common stock issued to settle legal matter	6,000	—
Impairment of website and development cost	86,670	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(140,993)	(174,106)
Accounts payable and accrued expenses – related party	(55,600)	(467,068)
Accounts receivable – related party	(138,799)	(21,791)
Net cash used in operating activities	(2,225,241)	(2,219,883)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(7,292)	(11,504)
Website development costs	(274,253)	(163,874)
Net cash used in investing activities	(281,545)	(175,378)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from the sale of common stock, net of offering costs	2,516,855	2,461,730

Net increase in cash	10,069	66,469
Cash at beginning of year	191,440	124,971

Cash at end of year	$201,509	$191,440

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest	$—	$—
Income taxes	$—	$—

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 1 – Organization and Nature of Operations

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

Note 2 – Going Concern

The Company has an accumulated deficit of $10,228,833 at December 31, 2018, and does not have sufficient operating cash flows. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to December 31, 2018, the Company has issued 2,993,500 shares for total proceeds of $861,000.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. These consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”).  The following summarizes the more significant of these policies and practices.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near-term relate to the determination of the impairment of website and development cost. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make this estimate. Although considerable variability is likely to be inherent in this estimate, management believes that the amount provided is reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustment is reflected in current operations.

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

Depreciation is computed on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives

Equipment	5 years
Furniture	5-10 years

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

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s website and development costs are the only assets or liabilities valued with Level 3 inputs.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of December 31, 2018. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations.

Share Based Payment Arrangements

The Company applies the fair value in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values the stock based compensation at the fair value of the Company's stock as of the date of issuance.

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted average number of shares that were outstanding during the year, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted LPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted net loss per share does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on loss per share. Therefore, when calculating LPS, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is antidilutive.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Following is the computation of basic and diluted loss per share for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,
	2018	2017
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(2,983,429)	$(1,557,405)

Denominator:
Weighted average number of common shares outstanding	65,012,738	54,842,727

Basic and diluted LPS	$(0.05)	$(0.03)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	24,900,000	24,900,000

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-2, Leases (Topic 842) which will require lessees to recognize on the consolidated balance sheet the assets and liabilities for the rights and obligations created by those leases with a term of more than twelve months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. The new ASU will require both types of leases to be recognized on the consolidated balance sheet. The ASU also will require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. These disclosures include qualitative and quantitative requirements, providing additional information about the amounts recorded in the consolidated financial statements. The ASU is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. The Company estimates that the effect of the ASU will increase consolidated assets and liabilities by $183,000.

In June 2018, the FASB issued ASU No. 2018-07, Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. The ASU is intended to reduce the cost and complexity and to improve financial reporting for nonemployee share-based payments. The ASU expands the scope of Topic 718, Compensation-Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The ASU supersedes Subtopic 505-50, Equity-Equity-Based payments to Non-Employees. The ASU is effective for the Company for fiscal years beginning after December 15,2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of Topic 606, Revenue from Contracts with Customers. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed a write-down of long-lived assets were required at December 31, 2018, as discussed in the following “website and development costs” section. There can be no assurances that future impairment tests will not result in further charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. During the year ended December 31, 2018 and 2017, the Company’s costs related to the development of the Medixall website platform had met the capitalization requirements. The Company engaged an appraiser to perform an impairment analysis of the capitalized website and development costs as of December 31, 2018. The impairment analysis was performed based upon a cost approach, specifically the cost to recreate or reproduce the asset using actual historical cost incurred, adjusted by consumer price index and tax effect of 21%. The analysis resulted in an impairment loss of $86,670 which was recorded during the year ended December 31, 2018.

Note 4 – Stockholders Equity

During the year ended December 31, 2018, we entered into the following securities related transactions:

•	Received proceeds of $2,516,855, net of offering costs of $309,783, pursuant in a Private Placement Memorandum and for which 7,632,231 shares of restricted common stock were issued.
•	Issued 1,662,941 shares of common stock as compensation for services rendered by employees, advisors, and independent contractors of the Company with a fair market value of $997,765.
•	Issued 10,000 shares of common stock with a value of $6,000 as settlement for legal matter discussed in Note 7.

During the year ended December 31, 2017, we entered into the following securities related transactions:

•

Received proceeds of $2,461,730 pursuant to a Private Placement Memorandum and for which 13,466,420 shares of restricted common stock were issued. There were no offering costs during the year ended December 31, 2017.

Note 5 – Preferred Stock

The 264,894 outstanding preferred shares are convertible into 24,900,000 common shares. The preferred shares do not pay dividends. The number of votes for the preferred share shall be the same as the amount of shares of common shares that would be issued upon conversion.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 6 – Related Party Transactions

Pursuant to an agreement dated June 2013, TBG, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a monthly  fee of $25,000. During the years ended December 31, 2018 and 2017, the Company expensed $300,000 and $305,000, respectively of related party management fees related to this agreement.

R3 Accounting LLC, owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During years ended December 31, 2018 and 2017, the Company expensed $100,000 and $148,000, respectively, related to R3 services.

Accounts receivable (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At December 31, 2018	At December 31, 2017
TBG	$160,590	$21,791
R3	(21,931)	(77,531)
	$138,659	$(55,740)

The Company established an advisory board in 2018. During the year ended December 31, 2018, the Company has issued 100,000 shares to the members of its advisory board. In addition, the Company has paid $55,000 during 2018 to the members of its advisory board. The compensation to advisory board is included in professional fees in the accompanying consolidated statements of operations.

Note 7 –Legal Matters

In January 2014 the Company was named as a co-defendant in a civil law proceeding in Broward County Florida. The complaint alleges a contract dispute between the Company's major shareholders' and various parties that are unrelated to the Company. The plaintiffs alleged the Company engaged in a breach of fiduciary duty, tortious interference with business relations and a fraudulent transfer of assets. Management plans a vigorous defense and it believes there is no basis for these allegations. Management is also exploring possible counterclaims against the plaintiffs. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed remote and any possible loss is deemed immaterial. No accrual has been reflected on the consolidated financial statements regarding this matter. As of December 31, 2018 there has been no new development in this matter.

In December 2017 the Company was named in a civil arbitration proceeding in San Diego, CA. The complaint alleges a contract dispute between the Company and Fiori Communications, (“Fiori”), that are related to alleged services that were performed for the Company. Fiori alleged the Company engaged in a breach of contract. The Company settled this matter for $25,000 and 10,000 shares of its common stock. The accrual for the 10,000 shares of the Company’s common stock was based on the fair value at the settlement date. An expense of $36,000 has been reflected on the consolidated financial statements regarding this matter, which includes a $5,000 accrual for legal fees. The $25,000 cash and 10,000 shares were delivered in July 2018.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 8 – Premises and Equipment

The Company leases its operating location.  Rent expense related to the lease was $99,780 during the year ended December 31, 2018 and $3,528 during the year ended December 31, 2017. The lease expires in July 2021 and does not contain renewal options. At December 31, 2018, future minimum rental commitments under this operating lease was as follows:

Year Ending December 31,	Amount
2019	$71,795
2020	76,452
2021	46,182
$194,429

Note 9 – Income Taxes

A reconciliation of differences between the effective income tax rates and the statutory federal rates for the years ended December 31, 2018 and 2017 are as follows:

	2018		2017
	Rate	Amount	Rate	Amount
Tax benefit at US statutory rate	21%	$626,520	34%	$529,518
State taxes, net of federal benefit	5%	149,171	5%	77,870
Impact of new tax law	—	—	(13)%	(202,463)
Change in valuation allowance	(26)%	(775,691)	(26)%	(404,925)
	—	$—	—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2018 and 2017 consisted of the following:

	2018	2017
Net Operating Loss Carryforward	$1,754,151	$978,460
Valuation Allowance	(1,754,151)	(978,460)
Total Net Deferred Tax Assets	$—	$—

As of December 31, 2018, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $6.8 million that may be offset against future taxable income through 2037. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amounts available to offset future taxable income may be limited. No tax assets have been reported in the consolidated financial statements because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carry forwards are offset by a valuation allowance of the same amount. The Company is no longer subject to examination by taxing authorities for the years before 2015.

On December 22, 2017, the "Tax Cuts and Jobs Act of 2017," or the Tax Act, was signed into law. The Tax Act, among other things, reduced the maximum statutory federal corporate income tax rate from 35% to 21% effective January 1, 2018. As a result of enactment of the Tax Act, the Company revalued its net deferred tax asset. This revaluation resulted in an additional expense to the income tax provision of $202,463 in 2017.

Note 10 – Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

Note 11 – Stock Based Compensation

During 2018, the Company issued common stock as compensation for services rendered by employees, advisors, and independent contractors.  All stock issuances are subject to approval of the Company’s board of directors.  The Company values stock based compensation expense at fair value of the Company’s stock at date of issuance.  The following summarizes stock based compensation:

Issued to	Number of Shares	Expense Recorded during the year ended December 31, 2018

Employees	1,398,333	$839,000
Advisors	100,000	60,000
Independent Contractors	164,608	98,765
	1,662,941	$997,765

The stock based compensation expense to advisors and independent contractors is included in professional fees in the accompanying consolidated statements of operations.  The stock based compensation expense to employees is included in personnel related expenses in the accompanying consolidated statements of operations.

There was no stock based compensation during 2017.