Form 10-Q
period 2019-03-31
MediXall Group, Inc.
filed 2019-05-30
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

As of May 29, 2019 the issuer had 73,016,054 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$60,150	$201,509
Accounts receivable - related party	283,880	160,590
Total current assets	344,030	362,099

Furniture and equipment, net	18,086	15,164

Right-of-use-asset	163,141	—

Website and development costs	356,704	351,457

Total assets	$881,961	$728,720

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$164,100	$163,828
Accounts payable and accrued expenses - related party	21,931	21,931

Total current liabilities	186,031	185,759

Lease liability	164,493	—

Total liabilities	350,524	185,759

Commitment and contingencies (Notes 1 and 6)

STOCKHOLDERS' EQUITY:
Convertible Preferred Series A stock, $0.001 par value, 5,000,000 authorized; 264,894 issued and outstanding	265	265
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 72,233,554 and 69,642,554 shares issued and outstanding	72,233	69,642
Additional paid-in capital	11,432,170	10,701,887
Accumulated deficit	(10,973,231)	(10,228,833)

Total stockholders' equity	531,437	542,961

Total liabilities and stockholders' equity	$881,961	$728,720

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018

Revenue	$332	$—

Operating Expenses
Professional fees	197,845	52,450
Professional fees - related party	93,000	30,000
Management fee - related party	120,000	75,000
Personnel related expenses	254,776	768,175
Other selling, general and administrative	79,109	86,238
Total Operating Expenses	744,730	1,011,863
Loss before income taxes	(744,398)	(1,011,863)
Income taxes	—	—
Net loss	$(744,398)	$(1,011,863)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the periods - basic and diluted	71,014,160	61,804,613

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Series A Voting
	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	264,894	$265	60,337,382	$60,337	$7,190,572	$(7,245,404)	$5,770

Proceeds received pursuant to Private Placement Memorandum, net of $103,500 offering cost (unaudited)	—	—	2,144,163	2,144	638,467	—	640,611
Common stock issued for services (unaudited)	—	—	865,000	865	518,135	—	519,000
Net loss (unaudited)	—	—	—	—	—	(1,011,863)	(1,011,863)
Balance, March 31, 2018 (unaudited)	264,894	$265	63,346,545	$63,346	$8,347,174	$(8,257,267)	$153,518

Balance, December 31, 2018	264,894	$265	69,642,554	$69,642	$10,701,887	$(10,228,833)	$542,961

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	2,351,000	2,351	605,523	—	607,874
Common stock issued for services (unaudited)	—	—	240,000	240	124,760	—	125,000
Net loss (unaudited)	—	—	—	—	—	(744,398)	(744,398)
Balance, March 31, 2019 (unaudited)	264,894	$265	72,233,554	$72,233	$11,432,170	$(10,973,231)	$531,437

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(744,398)	$(1,011,863)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	1,000	1,000
Stock issued as compensation for services	95,000	519,000
Changes in operating assets and liabilities:
Accounts receivable - related party	(123,290)	—
Accounts payable and accrued expenses	30,272	43,152
Accounts payable and accrued expenses - related party	—	(154,900)
Right-of-use asset	16,200	—
Lease liability	(14,848)	—
Net cash used in operating activities	(740,064)	(603,611)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(3,922)	(5,932)
Website development costs	(5,247)	(35,583)
Net cash used in investing activities	(9,169)	(41,515)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from the sale of common stock, net of offering costs	607,874	640,611

Net decrease increase in cash	(141,359)	(4,515)
Cash at beginning of period	201,509	191,440

Cash at end of period	$60,150	$186,925

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Reclassification of stock compensation from other liabilities to common stock	$30,000	$—
Right-of-use asset obtained in exchange for operating lease liabilities	$179,341	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

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

The Company has the following wholly-owned subsidiaries: (1) IHL of Florida, Inc., which does not have an active line of business and is dormant (2) Medixall Financial Group, which connects patients and practitioners with third party lenders (3) Medixaid, Inc. which is dormant and (4) MediXall.com, Inc. was established to carry out our primary line of business which is the development and operation of our healthcare marketplace platform.

Note 2 – Going Concern

The Company began generating nominal revenue in the first quarter of 2019. The Company has an accumulated deficit of $10,973,231 at March 31, 2019, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017 as included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 16, 2019, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to March 31, 2019, the Company has issued 782,500 shares of its common stock providing for total proceeds of $253,375.

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

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the SEC rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2019 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2019. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K, which was filed with the SEC on May 16, 2019.

Principles of Consolidation

These condensed consolidated financial statements presented are those of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations.

Share Based Payment Arrangements

The Company applies the fair value method in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values the stock based compensation at the market price for the Company's stock as of the date of issuance.

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

Following is the computation of basic and diluted loss per share for the three month periods ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
	2019	2018
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders'	$(744,398)	$(1,011,863)

Denominator:
Weighted average number of common shares outstanding	71,014,160	61,804,613

Basic and diluted LPS	$(0.01)	$(0.02)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the condensed consolidated balance sheet. The Company adopted ASU 2016-02 on January 1, 2019 using a simplified transition option that allows companies to initially apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of accumulated deficit in the period of adoption. Our only lease at the adoption date was an operating lease with a 5 year term, commenced in January 2018, does not offer any options to extend, and does contain a rent escalation clause. The effect of this ASU increased condensed consolidated assets and condensed consolidated liabilities by $179,341, at the adoption date. The discount rate used in this calculation was 6.0%. For operating leases, the asset and liability are expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the statement of cash flows.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

In June 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2018-07, “Compensation – Stock Compensation (Topic 718) - Improvements to Nonemployee Share-Based Payment Accounting,” to include share based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor’s own operations by issuing share-based payment awards. The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under Topic 606, Revenue from Contracts with Customers. The amendments in this update took effect in 2019. The adoption of this guidance did not have a material impact on the Company's condensed consolidated financial statements.

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three month periods ended March 31, 2019 and 2018. However, there can be no assurances that future impairment tests will not result in a charge to earnings.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of March 31, 2019, the Company has met the capitalization requirements and has incurred $356,704 in costs related to the development of the Medixall platform.

Reclassifications

Certain amounts in the condensed consolidated financial statements were reclassified to allow for consistent presentation for the periods presented.

Note 4 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended on May 20, 2019, TBG, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a revised monthly fee of $40,000. During the three month periods ended March 31, 2019 and 2018, the Company expensed $120,000 and $75,000, respectively, of related party management fees related to this agreement.

R3 Accounting LLC, owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the three month periods ended March 31, 2019 and 2018, the Company expensed $93,000 and $30,000, respectively, related to R3 services.

Accounts receivable (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At March 31, 2019	At December 31, 2018
TBG	$283,880	$160,590
R3	(21,931)	(21,931)
	$261,949	$138,659

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

Note 5 – Preferred Stock

The 264,894 outstanding preferred shares are convertible into 24,900,000 common shares. The preferred shares do not pay dividends. The number of votes for the preferred share shall be the same as the amount of shares of common shares that would be issued upon conversion.

Note 6 – Pending Legal Matters

In January 2014 the Company was named as a co-defendant in a civil law proceeding in Broward County Florida. The complaint alleges a contract dispute between the Company's major shareholders' and various parties that are unrelated to the Company. The plaintiffs alleged the Company engaged in a breach of fiduciary duty, tortious interference with business relations and a fraudulent transfer of assets. Management plans a vigorous defense and it believes there is no basis for these allegations. Management is also exploring possible counterclaims against the plaintiffs. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed remote and any possible loss is deemed immaterial. No accrual has been reflected on the condensed consolidated financial statements regarding this matter. As of March 31, 2019 there has been no new development in this matter.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2018 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Medixall Group”, the “Company,” “we”, “us”, “our” and similar terms refer to Medixall Group, Inc., a Nevada corporation, and its direct and indirect wholly-owned subsidiaries.

GENERAL

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with condensed consolidated financial statements and the accompanying notes included in this Form 10-Q.

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

OVERVIEW

MediXall is a technology and innovation-driven organization that is developing a new generation healthcare marketplace platform to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The cloud-based MediXall.com platform connects patients with high-quality healthcare providers and wellness services. The Company’s targeted marketplace is Florida, with plans for a nationwide roll-out.

MediXall seeks to revolutionize the medical industry by improving communication; providing better technology and support services; and enabling more efficient, cost-effective healthcare for the consumer. By approaching the healthcare ecosystem as a whole, MediXall seeks to create, invest and incubate companies that embody its mission statement.

Going Concern

We have incurred net losses of approximately $11.0 million since inception through March 31, 2019. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended March 31, 2019 Compared to the Three Month Period Ended March 31, 2018

Revenue

We have nominal revenue for the three month period ended March 31, 2019 and did not generate any revenues during the three month period ended March 31, 2018.

Operating Expenses

A summary of our operating expense for the three month periods ended March 31, 2019 and 2018 follows:

	Three Months Ended
	March 31,		Increase /
	2019	2018	(Decrease)
Operating expense
Professional fees	$197,845	$52,450	$145,395
Professional fees – related party	93,000	30,000	63,000
Management fee – related party	120,000	75,000	45,000
Personnel related expenses	254,776	768,175	(513,399)
Other selling, general, and administrative	79,109	86,238	(7,129)
Total operating expense	$744,730	$1,011,863	$(267,133)

Operating expenses decreased $267,133 or 26% to $744,730 in 2019 compared to $1,011,863 in 2018. The decrease in total operating expenses is primarily due to an increase in professional fees such as consultant and legal fees offset by a decrease in personnel related expenses. The decrease in personnel related expenses is due to less shares of common stock being issued for services to employees in 2019 compared to 2018.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At March 31, 2019 we had $60,150 in cash and a net working capital of $157,999.

For the three month period ended March 31, 2019 we raised $607,874 from sales of our common stock, net of offering costs of $0, and for the three month period ended March 31, 2018, we raised $640,611, net of offering cost of $103,500.

Net cash used in operating activities for three month period ended March 31, 2019 was $740,064 as compared to $603,611 for three month period ended March 31, 2018. This change primarily results from our decreased net loss coupled with net decreases in accounts payable and accounts payable – related parties, and the issuance of common stock to employees for services rendered.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2019.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2019 our disclosure controls and procedures were not effective, based on the following deficiencies:

●

Weaknesses in accounting and finance personnel: We have a small accounting staff and we do not have the robust employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing condensed consolidated financial statements.

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

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for the condensed consolidated financial statements that a material misstatements will not be prevented or detected on a timely basis by the Company’s internal controls.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

Except for litigation described in the pending legal matters Note 6 there is no other litigation. Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party averse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended March 31, 2019:

•

Received proceeds of $607,874, net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 2,351,000 shares of restricted common stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”), as amended, pursuant to section (a)(2) thereof.

•

Issued 240,000 shares of common stock as compensation for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $125,000. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”), as amended, pursuant to section (a)(2) thereof.

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

MediXall Group, Inc.

Dated: May 29, 2019	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Principal Financial and Accounting Officer

Dated: May 29, 2019	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer, Principal Executive Officer