Form 10-Q
period 2019-06-30
MediXall Group, Inc.
filed 2019-08-02
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 2, 2019 the issuer had 73,905,054 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$50,685	$201,509
Accounts receivable - related party	44,880	160,590
Total current assets	95,565	362,099

Furniture and equipment, net	17,086	15,164

Right-of-use lease asset	146,719	—

Website and development costs	356,704	351,457

Total assets	$616,074	$728,720

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$192,023	$163,828
Accounts payable and accrued expenses - related party	21,931	21,931
Operating lease liability	66,970	—

Total current liabilities	280,924	185,759

Operating lease liability	82,451	—

Total liabilities	363,375	185,759

STOCKHOLDERS' EQUITY:
Convertible Preferred Series A stock, $0.001 par value, 5,000,000 authorized; 264,894 issued and outstanding	265	265
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 73,705,054 and 69,642,554 shares issued and outstanding	73,705	69,642
Additional paid-in capital	11,822,325	10,701,887
Accumulated deficit	(11,643,596)	(10,228,833)

Total stockholders' equity	252,699	542,961

Total liabilities and stockholders' equity	$616,074	$728,720

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018

Revenue	$1,114	$1,173	$1,446	$1,173

Operating Expenses
Professional fees	118,979	52,341	316,824	104,791
Professional fees - related party	37,550	30,000	130,550	60,000
Management fee - related party	120,000	75,000	240,000	150,000
Personnel related expenses	302,270	355,570	557,046	1,123,745
Other selling, general and administrative	92,680	104,326	171,789	190,564
Total Operating Expenses	671,479	617,237	1,416,209	1,629,100
Loss before income taxes	(670,365)	(616,064)	(1,414,763)	(1,627,927)
Income taxes	—	—	—	—
Net loss	$(670,365)	$(616,064)	$(1,414,763)	$(1,627,927)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of common shares outstanding during the periods - basic and diluted	72,929,763	64,670,884	71,977,253	63,245,666

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2018

	Series A Voting
	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	264,894	$265	60,337,382	$60,337	$7,190,572	$(7,245,404)	$5,770

Proceeds received pursuant to Private Placement Memorandum, net of $103,500 offering cost (unaudited)	—	—	2,144,163	2,144	638,467	—	640,611
Common stock issued for services (unaudited)	—	—	865,000	865	518,135	—	519,000
Net loss (unaudited)	—	—	—	—	—	(1,011,863)	(1,011,863)
Balance, March 31, 2018 (unaudited)	264,894	265	63,346,545	63,346	8,347,174	(8,257,267)	153,518

Proceeds received pursuant to Private Placement Memorandum, net of $167,670 offering cost (unaudited)	—	—	1,917,076	1,917	863,052	—	864,969
Common stock issued for services (unaudited)	—	—	333,333	333	199,667	—	200,000
Net loss (unaudited)	—	—	—	—	—	(616,064)	(616,064)
Balance, June 30, 2018	264,894	$265	65,596,954	$65,596	$9,409,893	$(8,873,331)	$602,423

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

THREE AND SIX MONTH PERIOD ENDED JUNE 30, 2019

	Series A Voting
	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	264,894	$265	69,642,554	$69,642	$10,701,887	$(10,228,833)	$542,961

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	2,351,000	2,351	605,523	—	607,874
Common stock issued for services (unaudited)	—	—	240,000	240	124,760	—	125,000
Net loss (unaudited)	—	—	—	—	—	(744,398)	$(744,398)
Balance March 31, 2019	264,894	265	72,233,554	72,233	11,432,170	(10,973,231)	531,437

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	1,471,500	1,472	390,155	—	391,627
Net loss (unaudited)	—	—	—	—	—	(670,365)	(670,365)
Balance, June 30, 2019	264,894	$265	73,705,054	$73,705	$11,822,325	$(11,643,596)	$252,699

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,414,763)	$(1,627,927)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	2,000	2,000
Stock issued as compensation for services	95,000	719,000
Changes in operating assets and liabilities:
Accounts receivable - related party	115,710	(84,355)
Accounts payable and accrued expenses	58,195	(113,527)
Accounts payable and accrued expenses - related party	—	(194,045)
Right-of-use lease asset	32,622	—
Operating lease liability	(29,920)	—
Net cash used in operating activities	(1,141,156)	(1,298,854)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(3,922)	(6,223)
Website development costs	(5,247)	(90,029)
Net cash used in investing activities	(9,169)	(96,252)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	999,501	1,505,580

Net (decrease) increase in cash	(150,824)	110,474
Cash at beginning of period	201,509	191,440

Cash at end of period	$50,685	$301,914

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Reclassification of stock compensation from accounts payable and accrued expenses to common stock	$30,000	$—
Right-of-use lease asset obtained in exchange for operating lease liabilities	$179,341	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Organization and Nature of Operations

MediXall Group, Inc. (the "Company “or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. The Company had various name changes since, to reflect changes in the Company’s operating strategies.

MediXall is a technology and innovation-driven organization that has developed a new generation healthcare marketplace platform to address the growing needs of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The cloud-based MediXall.com platform connects patients with healthcare providers and wellness services. The Company’s targeted marketplace is Florida, with plans for a nationwide roll-out. Further discussion on our operations, mission, and initiatives can be found in the Management’s Discussion and Analysis section of this report.

The Company has the following wholly-owned subsidiaries: (1) IHL of Florida, Inc., which is dormant (2) Medixall Financial Group, which connects patients and practitioners with third party lenders (3) Medixaid, Inc. which is dormant and (4) MediXall.com, Inc. which was established to carry out the development and operation of our healthcare marketplace platform.

Note 2 – Going Concern

The Company began generating nominal revenue in 2019 and 2018. The Company has an accumulated deficit of $11,643,596 at June 30, 2019, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017 as included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 16, 2019, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to June 30, 2019, the Company has issued 200,000 shares of its common stock for total proceeds of $60,000.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the SEC rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2019 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2019. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K, which was filed with the SEC on May 16, 2019.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

Following is the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(670,365)	$(616,064)	$(1,414,763)	$(1,627,927)

Denominator:
Weighted average number of common shares outstanding	72,929,763	64,670,884	71,977,253	63,245,666

Basic and diluted LPS	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	24,900,000	24,900,000	24,900,000	24,900,000

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the condensed consolidated balance sheet. The Company adopted ASU 2016-02 on January 1, 2019. Our only lease at the adoption date was an operating lease with a 4 year term, commenced in January 2018, does not offer any options to extend, and does contain a rent escalation clause. The effect of this ASU increased condensed consolidated assets and condensed consolidated liabilities by $179,341, at the adoption date. The discount rate used in this calculation was 6.0%. For operating leases, the asset and liability are expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the condensed consolidated statements of cash flows.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the six month periods ended June 30, 2019 and 2018. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of June 30, 2019, the Company has met the capitalization requirements and has incurred $356,704 in costs related to the development of the Medixall platform.

Reclassifications

Certain amounts in the condensed consolidated financial statements were reclassified to allow for consistent presentation for the periods presented.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended on May 20, 2019, TBG, was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a revised monthly fee of $40,000. During the three and six month periods ended June 30, 2019 and 2018, the Company expensed $120,000 and $75,000 and $240,000 and $150,000, respectively, of related party management fees related to this agreement.

R3 Accounting LLC, owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the three and six month periods ended June 30, 2019 and 2018, the Company expensed $37,550 and $30,000 and $130,550 and $60,000, respectively, related to R3 services.

Accounts receivable (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At June 30, 2019	At December 31, 2018
TBG	$44,880	$160,590
R3	(21,931)	(21,931)
	$22,949	$138,659

Note 5 – Preferred Stock

The 264,894 outstanding preferred shares are convertible into 24,900,000 common shares. The preferred shares do not pay dividends. The number of votes for the preferred share shall be the same as the amount of shares of common shares that would be issued upon conversion.

Note 6 – Pending Legal Matters

In January 2014 the Company was named as a co-defendant in a civil law proceeding in Broward County Florida. The complaint alleges a contract dispute between the Company's major shareholders' and various parties that are unrelated to the Company. The plaintiffs alleged the Company engaged in a breach of fiduciary duty, tortious interference with business relations and a fraudulent transfer of assets. Management plans a vigorous defense and it believes there is no basis for these allegations. Management is also exploring possible counterclaims against the plaintiffs. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed remote and any possible loss is deemed immaterial. No accrual has been reflected on the condensed consolidated financial statements regarding this matter. As of June 30, 2019 there has been no new development in this matter.

Note 7 – Lease

We adopted ASU 2016-02, Leases on January 1, 2019, which resulted in the recognition of one operating lease on the condensed consolidated balance sheet in 2019 and forward. See Note 3 – Recent Pronouncements for more information on the adoption of the ASU. We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the adoption date.  As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s operating lease obligation is for the Company’s office facility. Our lease has a remaining lease term of approximately 2.1 years and does not offer an option to extend the lease. The components of lease expense and other lease information as of and during the three and six month periods ended June 30, 2019 are as follows:

	Three Month Period Ended June 30, 2019	Six Month Period Ended June 30, 2019

Operating Lease Expense Recognized	$18,816	$37,632
Cash paid for amounts included in measurement of lease liabilities	$17,464	$34,928

At June 30, 2019

Operating lease right-of-use asset	$146,719
Operating lease liability	$149,421
Weighted-average remaining lease term	2.1 years
Weighted-average discount rate	6.0%

Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liability is as follows:

At June 30, 2019
Remainder of 2019	$36,868
2020	$76,452
2021	$46,182
Total future minimum lease payments	$159,502
Less imputed interest	$(10,081)
Total operating lease liability	$149,421

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

OVERVIEW

MediXall is a technology and innovation-driven organization that is developing a new generation healthcare marketplace platform to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The cloud-based MediXall.com platform connects patients with healthcare providers and wellness services. The Company’s targeted marketplace is Florida, with plans for a nationwide roll-out.

MediXall seeks to revolutionize the medical industry by improving communication; providing better technology and support services; and enabling more efficient, cost-effective healthcare for the consumer. By approaching the healthcare ecosystem as a whole, MediXall seeks to create, invest and incubate companies that embody its mission statement.

Going Concern

We have incurred net losses of approximately $11.6 million since inception through June 30, 2019. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon its ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended June 30, 2019 Compared to the Three Month Period Ended June 30, 2018

Revenue

We have nominal revenue for the three month periods ended June 30, 2019 and 2018.

Operating Expenses

A summary of our operating expense for the three month periods ended June 30, 2019 and 2018 follows:

	Three Months Ended
	June 30,		Increase /
	2019	2018	(Decrease)
Operating expense
Professional fees	$118,979	$52,341	$66,638
Professional fees – related party	37,550	30,000	7,550
Management fee – related party	120,000	75,000	45,000
Personnel related expenses	302,270	355,570	(53,300)
Other selling, general, and administrative	92,680	104,326	(11,646)
Total operating expense	$671,479	$617,237	$54,242

Operating expenses increased $54,242 or 9% to $671,479 in 2019 compared to $617,237 in 2018. The increase in total operating expenses is primarily due to an increase in professional fees such as consultant and legal fees, an increase in professional fees and management fee-related party as a result of an increase in fees charged by R3 Accounting LLC and TBG (discussed in Note 4), offset by a decrease in personnel related expenses. The decrease in personnel related expenses is due to less shares of common stock being issued for services to employees in 2019 compared to 2018.

Six Month Period Ended June 30, 2019 Compared to the Six Month Period Ended June 30, 2018

Revenue

We have nominal revenue for the six month period ended June 30, 2019 and 2018.

Operating Expenses

A summary of our operating expense for the six month periods ended June 30, 2019 and 2018 follows:

	Six Months Ended
	June 30,		Increase /
	2019	2018	(Decrease)
Operating expense
Professional fees	$316,824	$104,791	$212,033
Professional fees – related party	130,550	60,000	70,550
Management fee – related party	240,000	150,000	90,000
Personnel related expenses	557,046	1,123,745	(566,699)
Other selling, general, and administrative	171,789	190,564	(18,775)
Total operating expense	$1,416,209	$1,629,100	$(212,891)

Operating expenses decreased $212,891 or 13% to $1,416,209 in 2019 compared to $1,629,100 in 2018. The decrease in total operating expenses is primarily due to an increase in professional fees such as consultant and legal fees, an increase in professional fees – related party as a result of an increase in fees charged by R3 Accounting LLC (discussed in Note 4), an increase in management fee-related party as a result of an increase in fees charged by TBG (discussed in Note 4), offset by a decrease in personnel related expenses. The decrease in personnel related expenses is due to less shares of common stock being issued for services to employees in 2019 compared to 2018.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At June 30, 2019 we had $50,685 in cash and a net working capital deficit of $118,359.

For the six month period ended June 30, 2019 we raised $999,501 from sales of our common stock, net of offering costs of $0, and for the six month period ended June 30, 2018, we raised $1,505,580, net of offering cost of $271,170.

Net cash used in operating activities for six month period ended June 30, 2019 was $1,141,156 as compared to $1,298,854 for six month period ended June 30, 2018. This change primarily results from our decreased net loss offset by fluctuations in accounts receivable-related party, accounts payable and accrued expenses-related party and the issuance of common stock to employees for services rendered.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2019.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2019 our disclosure controls and procedures were not effective, based on the following deficiencies:

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six month period ended June 30, 2019:

•

Received proceeds of $999,501, net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 3,822,500 shares of restricted common stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”), as amended, pursuant to section (a)(2) thereof.

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

MediXall Group, Inc.

Dated: August 2, 2019	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Principal Financial and Accounting Officer

Dated: August 2, 2019	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer, Principal Executive Officer