Form 10-Q
period 2019-09-30
MediXall Group, Inc.
filed 2019-11-14
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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
Emerging growth company ☑

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑  No ☐

As of November 1, 2019, the issuer had 75,708,722 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$50,707	$201,509
Accounts receivable - related party	—	160,590
Total current assets	50,707	362,099

Furniture and equipment, net	21,044	15,164

Right-of-use lease asset	130,294	—

Website and development costs	356,704	351,457

Total assets	$558,749	$728,720

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$184,994	$163,828
Accounts payable and accrued expenses - related party	42,250	21,931
Operating lease liability	70,154	—

Total current liabilities	297,398	185,759

Operating lease liability	64,196	—

Total liabilities	361,594	185,759

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized; 264,894 issued and outstanding	265	265
Common Stock, $0.001 par value 750,000,000 shares authorized; 75,468,722 and 69,642,554 shares issued and outstanding	75,469	69,642
Additional paid-in capital	12,479,895	10,701,887
Accumulated deficit	(12,358,474)	(10,228,833)

Total stockholders' equity	197,155	542,961

Total liabilities and stockholders' equity	$558,749	$728,720

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018

Revenue	$807	$372	$2,253	$1,545

Operating Expenses
Professional fees	131,988	169,452	448,812	274,243
Professional fees - related party	55,725	15,000	186,275	75,000
Management fee - related party	120,000	75,000	360,000	225,000
Personnel related expenses	311,556	350,547	868,602	1,474,292
Other selling, general and administrative	96,416	125,542	268,205	316,106
Total Operating Expenses	715,685	735,541	2,131,894	2,364,641
Loss before income taxes	(714,878)	(735,169)	(2,129,641)	(2,363,096)
Income taxes	—	—	—	—
Net loss	$(714,878)	$(735,169)	$(2,129,641)	$(2,363,096)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Weighted average number of common shares outstanding during the periods - basic and diluted	74,640,786	65,774,921	72,874,854	64,097,832

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018

	Series A Voting
	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	264,894	$265	60,337,382	$60,337	$7,190,572	$(7,245,404)	$5,770

Proceeds received pursuant to Private Placement	—	—	2,144,163	2,144	638,467	—	640,611
Memorandum, net of $103,500 offering cost (unaudited)
Common stock issued for services (unaudited)	—	—	865,000	865	518,135	—	519,000
Net loss (unaudited)	—	—	—	—	—	(1,011,863)	(1,011,863)
Balance, March 31, 2018 (unaudited)	264,894	265	63,346,545	63,346	8,347,174	(8,257,267)	153,518

Proceeds received pursuant to Private Placement	—	—	1,917,076	1,917	863,052	—	864,969
Memorandum, net of $167,670 offering cost (unaudited)
Common stock issued for services (unaudited)	—	—	333,333	333	199,667	—	200,000
Net loss (unaudited)	—	—	—	—	—	(616,064)	(616,064)
Balance, June 30, 2018 (unaudited)	264,894	265	65,596,954	65,596	9,409,893	(8,873,331)	602,423

Proceeds received pursuant to Private Placement	—	—	237,000	237	107,256	—	107,493
Memorandum, net of $32,342 offering cost (unaudited)
Common stock issued for services (unaudited)	—	—	348,358	348	208,668	—	209,016
Net loss (unaudited)	—	—	—	—	—	(735,169)	(735,169)
Balance, September 30, 2018 (unaudited)	264,894	$265	66,182,312	$66,181	$9,725,817	$(9,608,500)	$183,763

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONTINUED)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019

	Series A Voting
	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2018	264,894	$265	69,642,554	$69,642	$10,701,887	$(10,228,833)	$542,961

Proceeds received pursuant to Private Placement	—	—	2,351,000	2,351	605,523	—	607,874
Memorandum, net of $0 offering cost (unaudited)
Common stock issued for services (unaudited)	—	—	240,000	240	124,760	—	125,000
Net loss (unaudited)	—	—				(744,398)	$(744,398)
Balance March 31, 2019 (unaudited)	264,894	265	72,233,554	72,233	11,432,170	(10,973,231)	531,437

Proceeds received pursuant to Private Placement	—	—	1,471,500	1,472	390,155	—	391,627
Memorandum, net of $0 offering cost (unaudited)
Net loss (unaudited)	—	—	—	—	—	(670,365)	(670,365)
Balance, June 30, 2019 (unaudited)	264,894	265	73,705,054	73,705	11,822,325	(11,643,596)	252,699

Proceeds received pursuant to Private Placement	—	—	1,711,000	1,711	631,289	—	633,000
Memorandum, net of $0 offering cost (unaudited)
Common stock issued for services (unaudited)	—	—	52,668	53	26,281	—	26,334
Net loss (unaudited)	—	—	—	—	—	(714,878)	(714,878)
Balance, September 30, 2019 (unaudited)	264,894	$265	75,468,722	$75,469	$12,479,895	$(12,358,474)	$197,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,129,641)	$(2,363,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,000	3,000
Stock issued as compensation for services	121,334	928,016
Changes in operating assets and liabilities:
Accounts receivable - related party	160,590	—
Accounts payable and accrued expenses	51,166	(41,288)
Accounts payable and accrued expenses - related party	20,319	(63,400)
Amortization of right-of-use lease asset	49,047	—
Operating lease liability	(44,991)	—
Net cash used in operating activities	(1,769,176)	(1,536,768)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(8,880)	(6,223)
Website development costs	(5,247)	(242,054)
Net cash used in investing activities	(14,127)	(248,277)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from the sale of common stock, net of offering costs	1,632,501	1,613,073

Net decrease in cash	(150,802)	(171,972)
Cash at beginning of period	201,509	191,440

Cash at end of period	$50,707	$19,468

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Reclassification of stock compensation from accounts payable and accrued expenses to common stock	$30,000	$—
Right-of-use lease asset obtained in exchange for operating lease liabilities	$179,341	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

The Company has the following wholly-owned subsidiaries: (1) IHL of Florida, Inc., which is dormant, (2) Medixall Financial Group, which connects patients and practitioners with third party lenders, (3) Medixaid, Inc. which is dormant, and (4) MediXall.com, Inc. which was established to carry out the development and operation of our healthcare marketplace platform.

Note 2 – Going Concern

The Company began generating nominal revenue in 2019 and 2018. The Company has an accumulated deficit of $12,358,474 at September 30, 2019, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s consolidated financial statements for the years ended December 31, 2018 and 2017 as included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 16, 2019, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to September 30, 2019, the Company has issued 240,000 shares of its common stock for total proceeds of $70,000.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the SEC rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2019 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ended December 31, 2019. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2018 included in the Company’s Form 10-K, which was filed with the SEC on May 16, 2019.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of September 30, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations.

Share Based Payment Arrangements

The Company applies the fair value method in accounting for its stock based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company fair values the stock based compensation at the market price for the Company's stock as of the date of issuance.

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted LPS is based on the number of basic weighted-average shares outstanding plus the number of common shares that would be issued assuming the exercise of all potentially dilutive common shares outstanding using the treasury stock method. The computation of diluted LPS does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on LPS. Therefore, when calculating LPS, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is antidilutive.

Following is the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(714,878)	$(735,169)	$(2,129,641)	$(2,363,096)

Denominator:
Weighted average number of common shares outstanding	74,640,786	65,774,921	72,874,854	64,097,832

Basic and diluted LPS	$(0.01)	$(0.01)	$(0.03)	$(0.04)

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the nine month periods ended September 30, 2019 and 2018. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of September 30, 2019, the Company has met the capitalization requirements and has incurred $356,704 in costs related to the development of the Medixall platform.

Note 4 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended on May 20, 2019, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a revised monthly fee of $40,000. During the three and nine month periods ended September 30, 2019 and 2018, the Company expensed $120,000 and $75,000 and $360,000 and $225,000, respectively, of related party management fees related to this agreement.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the three and nine month periods ended September 30, 2019 and 2018, the Company expensed $55,725 and $15,000 and $186,275 and $75,000, respectively, related to R3 services.

Accounts receivable (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At September 30, 2019	At December 31, 2018
TBG	$(22,319)	$160,590
R3	(19,931)	(21,931)
	$(42,250)	$138,659

Note 5 – Preferred Stock

The 264,894 outstanding preferred shares are convertible into 24,900,000 common shares. The preferred shares do not pay dividends. The number of votes for the preferred share shall be the same as the amount of shares of common shares that would be issued upon conversion.

Note 6 – Pending Legal Matters

In January 2014 the Company was named as a co-defendant in a civil law proceeding in Broward County Florida. The complaint alleges a contract dispute between the Company's major shareholders' and various parties that are unrelated to the Company. The plaintiffs alleged the Company engaged in a breach of fiduciary duty, tortious interference with business relations and a fraudulent transfer of assets. Management plans a vigorous defense and it believes there is no basis for these allegations. Management is also exploring possible counterclaims against the plaintiffs. The Company's legal counsel has opined that an unfavorable outcome of this case is deemed remote and any possible loss is deemed immaterial. No accrual has been reflected on the condensed consolidated financial statements regarding this matter. As of September 30, 2019 there has been no new development in this matter.

Note 7 – Lease

We adopted ASU 2016-02, Leases on January 1, 2019, which resulted in the recognition of one operating lease on the condensed consolidated balance sheet in 2019 and forward. See Note 3 – Recent Pronouncements for more information on the adoption of the ASU. We determine if a contract contains a lease at inception and recognize operating lease right-of-use asset and operating lease liability based on the present value of the future minimum lease payments at the adoption date. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

The Company’s operating lease obligation is for the Company’s office facility. Our lease has a remaining lease term of approximately 1.8 years and does not offer an option to extend the lease. The components of lease expense and other lease information as of and during the three and nine month periods ended September 30, 2019 and 2018 are as follows:

	Three Month Period Ended September 30, 2019	Nine Month Period Ended September 30, 2019

Operating Lease Expense Recognized	$18,816	$56,447
Cash paid for amounts included in measurement of lease liabilities	$17,464	$53,167

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three Month Period Ended September 30, 2018	Nine Month Period Ended September 30, 2018

Operating Lease Expense Recognized	$19,448	$62,092
Cash paid for amounts included in measurement of lease liabilities	N/A	N/A

N/A – Not applicable during 2018. The Company adopted ASU 2016-02 Leases on January 1, 2019.

At September 30, 2019

Operating lease right-of-use asset	$130,294
Operating lease liability	$134,350
Weighted-average remaining lease term	1.8 years
Weighted-average discount rate	6.0%

Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liability is as follows:

At September 30, 2019
Remainder of 2019	$18,628
2020	$76,452
2021	$46,182
Total future minimum lease payments	$141,262
Less imputed interest	$(6,912)
Total operating lease liability	$134,350

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

GENERAL

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

The MD&A is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Going Concern

We have incurred net losses of approximately $12.4 million since inception through September 30, 2019. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2018 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended September 30, 2019 Compared to the Three Month Period Ended September 30, 2018

Revenue

We have nominal revenue for the three month periods ended September 30, 2019 and 2018.

Operating Expenses

A summary of our operating expense for the three month periods ended September 30, 2019 and 2018 follows:

	Three Months Ended
	September 30,		(Decrease) /
	2019	2018	Increase
Operating expense
Professional fees	$131,988	$169,452	$(37,464)
Professional fees – related party	55,725	15,000	40,725
Management fee – related party	120,000	75,000	45,000
Personnel related expenses	311,556	350,547	(38,991)
Other selling, general, and administrative	96,416	125,542	(29,126)
Total operating expense	$715,685	$735,541	$(19,856)

Operating expenses decreased $19,856 or 3% to $715,685 in 2019 compared to $735,541 in 2018. The decrease in total operating expenses is primarily due to an increase in professional fees and management fee-related party as a result of an increase in fees charged by R3 and TBG (discussed in Note 4), offset by a decrease in personnel related expenses. The decrease in personnel related expenses is due to less shares of common stock being issued for services to employees in 2019 compared to 2018.

Nine Month Period Ended September 30, 2019 Compared to the Nine Month Period Ended September 30, 2018

Revenue

We have nominal revenue for the nine month period ended September 30, 2019 and 2018.

Operating Expenses

A summary of our operating expense for the nine month periods ended September 30, 2019 and 2018 follows:

	Nine Months Ended
	September 30,		Increase /
	2019	2018	(Decrease)
Operating expense
Professional fees	$448,812	$274,243	$174,569
Professional fees – related party	186,275	75,000	111,275
Management fee – related party	360,000	225,000	135,000
Personnel related expenses	868,602	1,474,292	(605,690)
Other selling, general, and administrative	268,205	316,106	(47,901)
Total operating expense	$2,131,894	$2,364,641	$(232,747)

Operating expenses decreased $232,747 or 10% to $2,131,894 in 2019 compared to $2,364,641 in 2018. The decrease in total operating expenses is primarily due to an increase in professional fees such as consultant and legal fees, an increase in professional fees – related party as a result of an increase in fees charged by R3 (discussed in Note 4), an increase in management fee-related party as a result of an increase in fees charged by TBG (discussed in Note 4), offset by a decrease in personnel related expenses. The decrease in personnel related expenses is due to less shares of common stock being issued for services to employees in 2019 compared to 2018.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At September 30, 2019 we had $50,707 in cash and a net working capital deficit of $246,691.

For the nine month period ended September 30, 2019 we raised $1,632,501 from sales of our common stock, net of offering costs of $0, and for the nine month period ended September 30, 2018, we raised $1,613,073, net of offering cost of $303,512.

Net cash used in operating activities for nine month period ended September 30, 2019 was $1,769,176 as compared to $1,536,768 for the nine month period ended September 30, 2018. This change primarily results from our decreased net loss offset by fluctuations in accounts receivable-related party, accounts payable and accrued expenses,  accounts payable and accrued expenses-related party and the issuance of common stock to employees for services rendered.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2019.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2019 our disclosure controls and procedures were not effective, based on the following deficiencies:

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine month period ended September 30, 2019, we:

•

Received proceeds of $1,632,501, net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 5,533,500 shares of restricted common stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”), as amended, pursuant to section 4(a)(2) thereof.

•

Issued 292,668 restricted shares of common stock as compensation for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $151,334. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act, pursuant to section 4(a)(2) thereof.

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

MediXall Group, Inc.

Dated: November 14, 2019	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer, Principal Financial and Accounting Officer

Dated: November 14, 2019	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer, Principal Executive Officer