Form 10-K
period 2019-12-31
MediXall Group, Inc.
filed 2020-05-14
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2019 based upon the closing sale price of the registrant’s common stock was $129,607,529 as computed by reference to the price at which the common equity was last sold, which was $2.10 on that date.

As of May 14, 2020, there were 82,799,555 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS

MediXall Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

OTHER PERTINENT INFORMATION

We maintain our web site at www.medixall.com. Information on this web site is not a part of this Annual Report on Form 10-K.

Unless specifically set forth to the contrary, when used in this Annual Report on Form 10-K the terms “MediXall", the "Company," "we", "us", "our" and similar terms refer to MediXall Group, Inc., a Nevada corporation, and its subsidiaries, IHL of Florida, Inc., which does not have an active line of business and is virtually dormant, Medixall Financial Group, which connects patients and practitioners with third party lenders, and Medixaid, Inc..

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

Such forward-looking statements include statements regarding, among other things, matters associated with:

•	our ability to continue as a going concern,
•	our history of losses which we expect to continue,
•	the significant amount of liabilities due related parties,
•	our ability to raise sufficient capital to fund our company,
•	our ability to integrate acquisitions and the operations of acquired companies,
•	the limited experience of our management in the operations of a public company,
•	potential weaknesses in our internal control over financial reporting,
•	increased costs associated with reporting obligations as a public company,
•	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,
•	the ability of our board of directors to issue preferred stock without the consent of our stockholders,
•	our management controls the voting of our outstanding securities,
•	the conversion of shares of Series A preferred stock will be very dilutive to our existing common stockholders,
•	risks associated with and unique to health care, and
•	risks associated with stability of the internet, data security, exposure to data breach.
•	risks associated with COVID-19

This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this Annual Report on Form 10-K including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Annual Report on Form 10-K generally

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K, other than as may be required by applicable law or regulation.

PART I

ITEM 1. BUSINESS.

Web Site

We maintain a website at medixall.com. This website is not incorporated in this Annual Report on Form 10-K

History

MediXall Group, Inc. (the "Company “or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. The Company had various name changes since, to reflect changes in the Company’s operating strategies.

MediXall Group, Inc. (hereinafter “MediXall,” “we,” “us,” “our” or the “Company”) seeks to make shopping for specific healthcare services as simple and easy as booking a flight and hotel online through our online platform at MediXall.com (the “MediXall Platform”). The information contained on this website or that can be accessed through this website neither constitutes part of this Annual Report on Form 10-K nor is incorporated by reference herein.

Our mission is to use the MediXall Platform to deliver products and services that are focused on improving communication, providing better technology and support services and enabling more efficient, cost-effective healthcare for the consumer.

We currently have two active wholly owned subsidiaries through which we operate our business:

1. MediXall.com, Inc.; and

2. MediXall Finance Group.

The MediXall Platform is our healthcare marketplace and is designed to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The MediXall Platform is all about making it easier for consumers to learn, decide, and pay for healthcare, without intruding on the important relationship with trusted doctors. To accomplish this, MediXall has created a unified online environment that can connect physicians and service providers to patients, and payers to the physicians and service providers, across all healthcare settings.

Our patient-facing platform, MediXall.com, allows consumers to search for the treatment they need, find out how much it will cost them, schedule the appointment, pay for the service, and follow up as needed – all in one place. Our provider-facing platform, the MediXall Patient Experience, helps providers embrace the continued consumerization of healthcare, by enabling them to engage consumers with the level of price transparency and digital convenience that they have come to expect in every other aspect of their lives. We also seek to address the needs of payers to manage their healthcare costs through the MediXall Partner Portal, in which employers and other third-party payors can access MediXall’s affordable healthcare services, such as discounted laboratory services.

MediXall Finance Group will seek to acquire, or partner with owners of healthcare inventions to create mutually beneficial agreements that generate revenue using patented intellectual property. Over the past twelve months, MediXall Finance Group has entered into several strategic partnerships to offer financial products to healthcare providers that are members of the MediXall Network , seeking to assist them in developing their businesses and client/patient relationships.

We seek to generate revenues from the MediXall Platform from fees charged to providers for the use of the technology. We also aim to earn revenue from subscription and services primarily from sales of subscriptions and additional features for the MediXall Platform. We also seek to earn revenue from revenue share arrangements with third-party payment processors and lenders on transactions between MediXall Provider Network members who utilize our financing solutions and their consumers. Additionally, MediXall Provider Network members can choose to enter into a separate contract with MediXall technology partners to purchase additional features and functionalities, as well as other products and services.

Summary of Significant Business Operations to Date

Thus far, we have taken, or plan to take, the following significant steps in our business operations. However, there can be no assurance that our planned activities can occur as planned or at all.

a. Started bringing together a top-notch internal development team. With the opportunities and growth trajectory that we believe are available to the Company, it is important for MediXall.com to have a team capable of making critical product development decisions daily in order to maintain speed. We believe that speed to market is a critical factor in success and as such, we have started to build what we believe to be a high-quality internal development team within the MediXall organization.

b. Started building a high-quality internal marketing team. With all the complexities in healthcare, as well as the everchanging environment in healthcare, it is important that the Company is able to tell the MediXall story in a way that resonates with our desired audience and emphasizes our value. To ensure consistent messaging, accelerate the Company’s visibility and build credibility for the MediXall brand, we started building what we believe to be a high-quality internal marketing team.

c. Strategic Advisory Board. Over the past year, we appointed Benjamin Frosch, Dr. Steven Gass, and Dr. Howard Braverman to the MediXall Strategic Advisory Board. These additions provided us with insight on the inner workings of the healthcare market as well as access to top C-Level executives in many of the most prominent healthcare companies.

d. Developed MediXall Healthcare Ecosystem seeking to take advantage of new technologies. We developed the MediXall Healthcare Ecosystem, as further detailed below, as a dynamic distribution platform that we believe can attract and support new generations of healthcare technologies and services, delivering innovative solutions that we believe can benefit MediXall, our clients, and the healthcare industry as a whole.

e. Designed the build out of MediXall’s underlying technology to be highly scalable and flexible. We believe that MediXall’s underlying technology is a highly scalable, integrated, application program interface or API-driven technology platform. The platform has been built to accommodate the seamless and quick introduction of new services and products that we have introduced, such as vision, dental, behavioral health, dermatology, wellness services, medical tourism services, and other services that are currently in the development stages.

f. Aimed to reduce the provider acquisition cost model. We have developed a company-wide strategy and implemented internal processes that we believe significantly reduce the cost and time to acquire healthcare providers. With this strategy, we have engaged some of the leading healthcare networks to alleviate the time and cost to enter new markets, and in turn believe we have created a significant barrier to entry for potential competitors.

g. Full launch of the MediXall Platform throughout the state of Florida. Our first full release of the MediXall Platform, which went live in September 2018, is focused on imaging procedures, which includes MRI, CT, PET, X-rays, ultrasound, mammogram scans and more.

h. We believe that we have validated MediXall’s ability to attract end-users through a successful beta launch. Based on the beta launch of the MediXall Platform in South Florida during the first half of 2018, we believe that we will be able to successfully implement and refine our acquisition and engagement strategy to attract and convert both providers and consumers into active MediXall Platform users.

i. We believe that we have created a new potentially high-margin revenue stream for the Company. MediXall entered a partnership to join the first Preferred Provider Organization (“PPO”) network for a comprehensive behavioral health program, as well as a solution to combat the nationwide opioid and polysubstance use epidemic. For self-insured employers, as well as companies in the commercial group health and the workers’ compensation insurance sectors, the network will ensure strict protocols for evaluation and treatment, complete monitoring and tracking of prescription and lab results, and transparency between results and patient claims. As a result of the relationships built while participating in this total network solution, we believe we will be able to offer custom programs to third party payers that will include a variety of MediXall’s other services.

j. Launched MediXallRx for MediXall Platform users to search and save on prescriptions. MediXallRX is a free tool available on the MediXall Platform to search and compare prescription drug prices and receive savings of up to 75% on both generic and brand name prescription medications. MediXallRX is accepted nationwide at more than 60,000 participating pharmacies.

k. MediXall Finance Group entered into several partnerships to enhance financial product offerings. MediXall Finance Group has entered into several strategic partnerships to offer financial products to MediXall Provider Network members, to assist them in developing their businesses and client/patient relationships.

l. Built our imaging service provider network. We entered into a strategic partnership with CoreChoice, the nation’s leading specialty network for diagnostic radiology. This partnership provided the Company with access to more than 22,000 fully-credentialed radiology providers and facilities throughout all 50 states.

m. Built our laboratory services network through partnership with a leading lab. MediXall entered into a partnership with, and negotiated discounted pricing with, Quest Diagnosticsthat we believe will allow us to launch a national laboratory testing services program to MediXall Platform users in the second half of 2020. However, there can be no assurance that the foregoing can occur as planned or at all. In addition to competitive prices, users will have the convenience of having access to 2,200 Quest Diagnostics’ patient screening centers (“PSCs”) nationwide.

n. Planning to launch two new specialties throughout the state of Florida in the second half of 2020. We expect to launch the MediXall Platform for the eye care and the laboratory testing services arena in the second half of 2020. Continued shelter-in-place, quarantine, executive order or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection, may result in delays in the launch of these new specialties.

o. Partnerships with health systems in Florida create opportunity to expand further into the global medical tourism market. Initially rolling out MediXall Global Solutions to Canadian patients looking for imaging services in the U.S. in the third quarter of 2019, we have already started creating relationships and partnerships with multiple leading health systems in Florida, with the intention of expanding the service to offer a variety of treatments to patients around the world.

Our Market Opportunity

We believe that favorable macro-economic trends, in combination with the expansion of our capabilities, present significant opportunities for on-demand and consumer-driven healthcare to address the most pressing, universal healthcare challenges through solutions such as ours.

Barriers and inefficiencies in healthcare systems around the world present market participants with major global challenges, such as:

•

 consumers lack sufficient access to high quality, cost-effective healthcare at appropriate sites of care, while bearing an increasing share of costs;

•

 employers and health plans lack effective solutions that reduce costs while enhancing healthcare access for beneficiaries; and

•

 providers lack flexibility to increase productivity by delivering healthcare on their own terms.

Traditional market participants are therefore increasingly unable to effectively and efficiently receive, deliver or administer healthcare. At the same time, the emergence of technology platforms solving massive structural challenges in other industries has highlighted the need for similar solutions in healthcare. We believe there is a significant opportunity to solve these challenges through an online solution, such as ours, that matches consumer demand and physician supply in real-time, while offering health plans and employers an attractive, cost-effective healthcare alternative for their beneficiaries. We believe that the MediXall Platform offers a solution to address these challenges.

Rising Healthcare Costs. Healthcare spending, overall, is very high in the United States, and growing. From 2005 to 2018, health care spending in the United States tripled. According to the 2018 National Health Expenditures Report by the Centers for Medicare and Medicaid Services (CMS), healthcare spending reached nearly $3.6 trillion, up 4.6% from 2017. About 10% of that $3.6 trillion spent on health care was paid for directly by consumers through out-of-pocket costs, which was about $375.6 billion. That makes healthcare one of the country’s largest industries, equaling approximately 17.7% of gross domestic product (“GDP”). In comparison, health care costs were $27.2 billion in 1960, just 5% of GDP. That translates to an annual health care cost of $11,172 per person in 2018 versus just $146 per person in 1960. Health care costs have risen faster than annual income. According to The Centers for Medicare and Medicaid Services (CMS), U.S. health care spending is projected to reach nearly $6.2 trillion by 2028, approximately 19.7% of GDP. Furthermore, the average insurance premium for consumers has risen to $7,188 for single coverage in 2019, and to nearly $20,576 for family coverage, according to the Kaiser Family Foundation. According to Kaiser’s 2019 Employer Health benefits Survey, the average family premium in 2019 has increased 54% since 2009 and 22% since 2014. However, only 80% of health insurance premiums go towards paying for service, while the other 20% is lost in administrative overhead. Oftentimes healthcare providers go unpaid for months, or longer — causing ever increasing costs. Despite employers paying about three quarters of their workers’ premiums, according to the Society for Human Resource Management, individual workers’ health costs have gone up as well. In addition to premium increases, their out-of-pocket costs, which include what they spend for deductibles, co-pays and co-insurance, have risen too. Between 2005 and 2018 average out-of-pocket costs grew 67%, or more than twice the growth rate in wages during that period, according to Kaiser.

Wasteful spending amidst rising costs in U.S. healthcare system. Research cited by the National Academy of Medicine estimates that 30% of U.S. healthcare spending is wasteful, implying more than $1 trillion of wasteful healthcare spending in 2018. Examples of waste include failure to adhere to best care practices and lack of care coordination, which leads to unnecessary readmissions and inappropriate levels of care delivery. Wasteful spending includes significant variation among providers in the cost and quality of similar care from provider to provider and market to market that is not explained by geography alone and also includes overtreatment, which is testing and care that is not medically beneficial. Additionally, the healthcare system has many inefficient processes that are manual, complex, frequently changing and time consuming, are prone to error, costly and require undue amounts of clinicians’ and other professionals’ time. In addition, improper payments, according to the U.S. Office of Management and Budget, have represented approximately 10% of all Medicare and Medicaid payments since 2015 through 2018. Such improper payments and fraudulent billing create costly and labor-intensive follow-up. According to the Center for Medicare & Medicaid Services (“CMS”), U.S. healthcare spending is expected to grow from $3.6 trillion in 2018, or 17.7% of U.S. gross domestic product, to $6.2 trillion, or approximately 19.7% of U.S. gross domestic product, in 2028. Given the significant and lasting financial burden of ongoing rising costs and wasteful spending on society, both governmental and commercial payers and providers are increasingly focused on reducing costs attributable to administrative complexity and errors, excessive manual labor, and uncoordinated, unproductive, ineffective care whose value is not well determined or communicated. As a result, we expect continued strong demand for solutions that can aid in reducing waste, improve efficiency and help ensure delivery of clinically appropriate, value-based care.

While the U.S. leads the world in medical research and biotech breakthroughs, it also has the world’s costliest care system. About a third of $3.6 trillion in annual spending is wasted —lost in paperwork, unnecessary procedures, lack of coordination, and other inefficiencies. That all translates into rising insurance premiums and higher deductibles. We believe that the proliferation of high deductible health plans we are seeing today marks the beginning of the return of the individual health care consumer. Before a patient reaches and exceeds their insurance deductible, a patient shopping for an MRI, a strep test, or just about anything else, will act just like any other customer shopping in the market for any other good or service. For any purchase before hitting the deductible, the patient is “paying with their own money,” and will be price sensitive, therefore willing to shop around among different providers of the same medical service.

Increasing consumerism in healthcare. As patients pay an ever-growing share of their healthcare costs, they are increasingly demanding higher quality care, increased cost transparency, shared decision making and convenience. A 2020 survey by Software Advice showed that more than 70% of patients use online reviews as the first step to search for a new physician. As such, patient experience and satisfaction are becoming important priorities for providers as they compete to attract and retain new patients. Moreover, healthcare providers are increasingly becoming more patient-centric due to increased competition and development of more targeted technologies. We believe the healthcare industry has significantly lagged behind other consumer-centric industries, such as retail, banking and entertainment. We believe that technology can enable patients to assume greater control of their own health, and research has shown that activated, engaged patients have better health experiences and better outcomes.

Consumerism has entered the healthcare industry with force. Consumers have become the fastest-growing payer of healthcare services. As with any purchase, the more you pay, the more you expect in return. As out-of-pocket healthcare costs balloon, consumers demand more from healthcare organizations. After decades of consumer-averse thinking and less-than-exceptional experiences, consumers have grown sick and tired of an industry meant to keep them well. Once an afterthought in a system built around physicians and payers, consumers are now better informed, less patient, and laser-focused on quality and cost. Having cut their teeth on experiences with a broad range of industries, consumers now come to healthcare with great expectations.

Increasing patient financial responsibility in healthcare. The unsustainable levels of spending on healthcare and extreme inefficiencies in the system have driven an increased focus by employers and health plans to control healthcare expenditures. As these healthcare expenditures continue to rise, employers and health systems have shifted more of the cost to patients through increased cost sharing and the use of high-deductible health plans. According to the Kaiser Family Foundation, the average annual deductible for single covered workers increased more than $400 between 2013 and 2018, from $1,135 to $1,573, and enrollment in high- deductible health plans reached over 46% market share of the total health plan market in 2018 according to the National Center for Health Statistics. These trends have resulted in significant increases in out-of-pocket patient spending, which CMS expects to total $586 billion by 2027. The emergence of the patient as a major payer of healthcare is a dramatic shift in the industry payment landscape, which has historically been between the insurer and healthcare provider organization. We believe that healthcare provider organizations have had ineffective channels to communicate and transact directly with patients, and traditional approaches have lacked personalization and data- driven analysis. Increases in patient financial responsibility require provider staff to obtain payment from the patient before and after the point of care, tasks that are best accomplished with more automated registration, billing and collection workflows, as well as patient-centric payment options. Against this backdrop, patients have historically struggled to understand their bills. According to a 2016 McKinsey & Company analysis, by some estimates, healthcare provider organizations collect only half of patient balances after initial visit, which contributes to incremental financial pressure.

With the advent of the Affordable Care Act, the dominant type of health insurance sold through the insurance exchanges became a high deductible health plan (“HDHP”) with a savings option. In one sense, this is a return to the early days of health insurance when indemnity plans covered hospitalization and little else, while patients paid out-of-pocket for doctor visits and routine care. Under the HDHP design, patients pick up the first $5,000 or $10,000 of medical expenses and, other than certain wellness and screening benefits, the insurance doesn’t kick in until costs go above the threshold. This plan design has had the effect of re-introducing a supply-and-demand mechanism into a market that has operated for many years outside the sphere of common economics.

Patients Becoming Price-Conscious Participants and Seeking Convenient Care

Patients struggle to bear the high costs of health care in the United States by paying increasingly expensive insurance premiums, which can only serve as a cap on a family’s exposure to ﬁnancial ruin. Because of high annual deductibles, most patients’ day to day care is still paid out of pocket. As a result of increasing healthcare costs, patients go without insurance entirely, thinking their healthcare needs would not justify the expense of an insurance premium. This population, often young and too well off to qualify for government-funded welfare programs like Medicaid, therefore neglect going to the doctor for routine visits. This represents a loss both for patients and providers. Today, more Americans are insured for catastrophic medical expenses. This is good news, because it will surely mean fewer medical bankruptcies and fewer defaults on big hospital bills. But more Americans are paying for routine medical care—even care that is pricey compared to a weekly paycheck. This means providers may have a tough time with smaller collections. It also means that the consumer has a vested interest in getting good value for the healthcare dollar. Since costs such as a doctor’s visits and many other routine visits are paid out of pocket, price comparison is increasingly important. Currently, consumers suffer from a lack of transparency, trust, and a general inability to systematically access the best health care at the most affordable price. While the internet has increased the amount of information available to health care consumers, many self-pay consumer purchases are a result of chance, haphazard decision making, procrastination, and poor information.

Moreover, many healthcare providers have not thought about what they would charge a cash-pay patient who pays up-front at the time of service. As a result, the self-pay consumer pays the health care provider at the provider’s “usual and customary rate,” which on average is 40% more than what insurance companies pay for their insured members. This discount represents one of the largest advantages of the insurance model.

Prices for a given procedure vary widely, however, within a town, state, country—without necessarily any real difference in the quality of outcomes as well. Researchers for a 2016 Health Care Cost Institute study found the national average price for 242 common services—everything from lab tests and X-rays to more extensive procedures like hip replacements and angioplasties—varied extensively across states as well as within metropolitan areas. For example, in Cleveland, the average price paid for a pregnancy ultrasound was $522. But just 60 miles away in Canton, Ohio, the average price was $183, according to the study.

We believe that the emphasis on value from a consumer’s perspective has the potential to shake up the delivery of medical care. Why would a consumer choose to pay $3,500 for an MRI if he or she can get it for $500 at a radiology center? A hospital may feel that a state-of-the-art MRI machine that delivers the highest-quality diagnostic image is a better value, but we believe that the consumer will likely prefer a lower cost option if the image is “good enough.”

Cost is not the only issue for today’s busy healthcare consumer. Convenience is also a factor in choosing where to go for care. Why would someone with the ﬂu wait three days to see his or her primary care physician if he or she can get a walk-in appointment at an urgent care center? The patient/physician relationship is no longer an exclusive one. Today’s consumer is inclined to see his or her primary care physician as a partner in long-term health monitoring but will seek care for minor ailments in the most convenient setting.

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

For example, as of 2018, Illinois had more than $6.8 billion dollars in unpaid state health care bills with more than half of that being related to unpaid Medicaid bills to healthcare providers who in many cases have waited years to be reimbursed. The situation is so bad that many providers opt not to deal with Medicaid, turning away those most in need because they cannot afford to provide services for free. Approximately 50% of providers make this tough decision.

These administrative costs overburden providers as well as insurance companies. Approximately 80% of a healthcare insurance premium goes directly to actual medical services, on average. The remaining 20% goes to administrative costs of the insurance company.

These difficulties have led to a sharp increase of providers abandoning insurance companies in favor of cash only, concierge medicine, and other alternative business models. Many providers, however, cannot afford to completely replace their business model, which is what is often necessary to make the transition proﬁtable.

Employers as Healthcare Payors

In 2019, approximately 156,199,800 Americans, or around 49 percent of the country’s total population, receive employer-sponsored health insurance, according to 2019 data from the Kaiser Family Foundation (KFF).. Within this group, PPOs continue to be the most common plan type, enrolling 44% of covered workers in 2019. Thirty percent of covered workers are enrolled in a high-deductible plan with a savings option (HDHP/SO), 19% in an HMO, 7% in a POS plan, and 1% in a conventional (also known as an indemnity) plan; HDHPs with a savings option increased market share between 2014 to 2019, from 20% of covered workers to 30% in 2019.. We believe that there is every reason to expect them to continue their stratospheric rate of growth.

Healthcare Process is Due for a Change

Twenty-five years ago, half of every dollar spent on healthcare in the United States went to a hospital for inpatient care. But things have changed a lot since then, and the hospital is no longer the focal point of care that it once was. For a variety of reasons, medical care is delivered today in all kinds of settings: outpatient facilities, clinics, pharmacies and grocery stores, by phone and Internet—just to name a few. Society has changed. Habits have changed. Expectations have changed. People are now used to looking up information on their smartphones and getting immediate answers to their questions. They have become accustomed to comparison-shopping online for hotels, airfares, and all kinds of consumer goods. They check the internet to find out who does the best plumbing work. They order toilet paper from the internet and get it delivered in 48 hours.

Healthcare is not immune to these trends. Patients can buy cell phone apps that perform EKGs, monitor heart rates, or check blood glucose levels. Healthcare providers that are measured on patient satisfaction can no longer take 48 hours to deliver the results of a blood test or biopsy, and physicians cannot expect patients to accept what they say without a thorough explanation and many follow-up questions. In the very near future, we believe that providers will not be able to attract patients if they try to obscure information about costs and quality.

In fact, similar to how they may search for online ratings and reviews of hotels, restaurants, and handymen, today’s healthcare consumers have tools at their fingertips that make it easier to search, compare, and assess healthcare providers. Healthgrades and Yelp, two well-known and popular user-review websites, offer consumers the opportunity to share their experience, satisfaction, and the quality of individual providers and their facilities. In today’s evolving healthcare environment, we believe that presenting people with the opportunity to comparison shop for health services creates a new and essential level of transparency.

Description of Our Products and Services

Seeking to take advantage of this market opportunity, we have structured the Company into two active wholly owned subsidiaries: (1) MediXall.com, Inc., which is the MediXall Platform, and (2) the MediXall Finance Group, which will seek to acquire, or partner with owners of superior healthcare inventions to create mutually beneficial agreements that generate revenue using patented intellectual property.

MediXall.com, Inc.

In a world empowered by price transparency and real-time patient centered decision support at the time of care, electronic ordering, and roundtrip patient monitoring and reminders, we believe MediXall can remove the complexity, decision fatigue, and confusion facing the average patient every day in the U.S. healthcare system. We are seeking to position the MediXall Platform to become the standard of care for ordering better value, more affordable health care services across types of procedures and the nation for years to come.

Innovators in other industries have solved access, cost and quality inefficiencies through the implementation of technology platforms and business models that deliver products and services on-demand and create new economies by connecting and empowering both consumers and businesses. We have taken the same approach in seeking to solve the pervasive access, cost and quality challenges facing the current healthcare system in the United States.

Because of the complexity and fragmentations of the industry, online marketplaces such as WebMD and ZocDoc have seen remarkable success within the U.S. digital healthcare market. Generally accepted as a forum with potential to reduce inefficiencies and increase transparency, the online marketplace is a free-market environment, utilizing the power of competition to empower the consumer as it reduces inefficiencies and increases transparencies. As a result, we designed the MediXall Platform as a new generation healthcare marketplace seeking to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. By using the MediXall Platform, we believe that consumers will find shopping for specific healthcare services as simple and easy as booking a flight and hotel through the internet.

We believe typical transparency tools and provider directories fail members and employers in two ways: they publish confusing price ranges across similar facilities without intelligent guidance that includes quality and appropriate settings of care, and they deliver low engagement rates because they assume consumers are eager shoppers, which is proven to be false by leading academic research.

The reality is that healthcare costs start when people choose a doctor. Choosing the wrong doctor can have a snowball effect, resulting not only in poor care decisions, but also in wasting money on unnecessary, expensive care. We created the MediXall Platform to give people the information they need to select the right doctor or the right care from the start, and provide ongoing support throughout their healthcare journey—saving money for people and their companies, while also improving care.

That is why the MediXall Platform's online experience was designed to mirror e-commerce and online booking sites found in other markets, providing users with ratings/reviews, transparent pricing, and comparative shopping. With MediXall, consumers can search and compare most medical, dental and wellness services based on all-in cash price, location/distance, ratings and availability, and select the best value according to their personal preferences. For providers, MediXall’s technology seeks to offer a new tool to engage their patients with the level of price transparency and digital convenience that they have come to expect in every other aspect of their lives.

We believe that MediXall’s underlying technology is a highly scalable, integrated, application program interface or API-driven technology platform. The platform has been built to accommodate the seamless and quick introduction of new services and products that we have introduced, such as vision, dental, behavioral health, dermatology, wellness services, medical tourism services, and other services that are currently in the development stages.

Our mission is to enable consumer focused healthcare through transparency, personalization and simplicity. At MediXall, we understand that healthcare is complex as well as personal, which is why we are focused on putting the consumer at the center of everything we do. The MediXall Platform is all about making it easier for consumers to learn, decide, and pay for healthcare, without intruding on the important relationship with trusted doctors. With our tools, people can search for the treatment they need, find out how much it will cost them, schedule the appointment, pay for the service, and follow up as needed – all in one place.

Imagine that as soon as a physician identified a need (e.g., an MRI of the knee), he or she could pull up a list of options, and based on their patient’s insurance benefits, provide the patient with the options that best fit the patient’s coverage situation. Or, if the doctor gave his or her patient options to pay up front at a pre-negotiated discounted price (with the purchase being able to be applied to their deductible); and, if the patient has already met the deductible, allow the patient to book an appointment and use their insurance to receive some type of financial benefit. Taking it a step further, what if the patient could compare different options and schedule/pay for that visit before they left their physician’s office or be able to book the appointment in the comfort of their home while using either a computer or phone? That’s what we seek to provide with the MediXall Platform.

To accomplish our mission, management recognizes the importance of our market segmentation, and therefore, has identified and developed technology around three discrete channels on the MediXall Platform, under which we deliver our products and services. Our patient-facing platform on the MediXall Platform can be used by consumers to manage their healthcare and wellness activities and relationships with multiple MediXall providers, using a unified account with a single login. Our tool for physicians on the MediXall Platform, the MediXall Patient Experience, seeks to act as a tool for physicians to share the cost and location of upcoming care options. We also seek to address the needs of payers on the on the MediXall Platform, by providing the MediXall Partner Portal in which employers and other third-party payors can access to our discounted laboratory services. Combined, these three channels and associated technology are the foundation for our Healthcare Ecosystem.

Direct to Consumer – the MediXall Platform

The MediXall Platform is our consumer-facing platform that consumers can use to manage their healthcare and wellness activities and relationships with multiple MediXall providers, using a unified account with a single login and ability to store multiple credit cards or payment methods. Consumers can discover local healthcare wellness services using a geo-located map function, view service and appointment descriptions, schedules and real-time availability, read practitioner biographies and user reviews written by consumers who have actually received the service, and then book and pay for their desired services in a few taps from their desktop or mobile devices. Through the MediXall Platform dashboard, consumers can also receive appointment reminders, receive real-time updates regarding changes in available appointments, and access their account profile to review their completed appointments and payment history.

To make shopping online for healthcare user-friendly, MediXall created a simplified layer of terminology on top of complex medical coding and technical procedure definitions. In addition to simplifying the names of procedures, we also include all of the most common services involved in a procedure (e.g., facility fees, physician fees, and more), which means no more multiple bills.

Behind the scenes, we believe that the best way to help patients is to help doctors, so MediXall negotiates discounted prices directly with providers in exchange for timely reimbursement and reduced collections administration. When a patient prepays for their out-of-pocket service online, that provider receives payment in a timely fashion, and they can therefore offer discounted prices in exchange for relief from collection billing. Doctors and their staff can focus on caring for their patients, instead of chasing down payments.

The familiar e-commerce shopping experience in the MediXall Platform marketplace means that patients have easily accessible price information for procedures they can purchase with a click of a button. When the purchase is complete, patients receive a voucher to present at their appointment.

On the MediXall Platform, consumers can find healthcare providers and book appointments in just a few easy steps:

1. Log onto MediXall.com

2. Search for the medical, dental, or wellness services they need

3. Compare providers and prices

4. Book their appointment

5. Payments are made when appointment is completed

On the MediXall Platform, we have also launched MediXallRx for MediXall Platform users to search and save on prescriptions – MediXallRX is a free tool to search and compare prescription drug prices and receive savings of up to 75% on both generic and brand prescription medications. Accepted nationwide at more than 60,000 participating pharmacies.

Physician Directed – MediXall Patient Experience

MediXall Patient Experience on the MediXall Platform aims to help providers embrace the continued consumerization of healthcare, placing a greater emphasis on improving the patient experience. Most studies show that price transparency tools have little effect on patient shopping, in part, because patients rarely use them. From ordering diagnostic tests, recommending treatments and making referrals, providers direct most of our nation’s healthcare spending. Given that providers’ treatment and referral decisions drive a vast majority of healthcare spending, the Company made it a priority to enlist providers as critical partners in facilitating high-value care.

In turn, this led to the development of MediXall Patient Experience on the MediXall Platform to act as a tool for physicians to share the cost and location of upcoming care options, enabling patients to discover locations, pricing, and availability for options of which the doctor was unaware. We believe that this system empowers patients to take control of their healthcare by showing options personalized for each self-pay and underinsured patient, how much it will cost, where the patient lives, and more. With our MediXall Platform, we believe that unsupported patient searches for the right specialist or lab that accepts their insurance will be a thing of the past.

Here's a familiar scenario: A patient goes to a primary care physician for a chronic injury, and the doctor recommends an imaging center for a MRI scan. The patient receives a slip of paper with a scribbled name of the specialist and assumes responsibility for the referral appointment. What happens next in the patient referral process isn't always predictable. The patient might actually visit the imaging center. Or, the slip of paper might get buried on the kitchen counter. Perhaps the patient finds the specialist is out of network and skips the appointment. Meanwhile, the office that recommended the imaging center has no way to track the referral's progress.

Converting a referral to a scheduled appointment is a challenging process. Patients don’t follow up, appointments are missed, and staff lose track with many patients dropping out along the way. Based on a 2018 Referral Survey Report, approximately 33% of patients do not follow-up with the specialist to whom they are referred. While 40% of patients that follow through with a referral never follow-up with the referring physician after the care is initially provided.

MediXall Patient Experience's technology aims to turn that situation from a passive process into an active one. The software looks at patient referral components in real time – such as cost, quality or location, depending on the situation -- enabling patients to discover and book cheaper & more convenient options of which the doctor was unaware. In addition to helping patients book their initial imaging appointment, the MediXall Patient Experience Portal automatically follows up with patients to confirm and monitor that they have taken next steps, which alleviates this added responsibility for the Primary Care physician’s office staff. With this innovative portal, we believe that healthcare providers can decrease patients’ out-of-pocket expenses, streamline referrals, and improve the patient-physician relationship by facilitating conversations about cost and value. Although competitors exist, they only offer self-service transparency tools to the patient or transaction processing to physicians and are thus, we believe, massively underutilized.

Enterprise Channel (Employer Benefits) – MediXall Partner Portal

U.S. healthcare spending was approximately $3.6 trillion in 2018, with $1.24 trillion in 2018 of this amount to paid by U.S. employers, according to the Centers for Medicare and Medicaid Services, or CMS. In addition, according to AFLAC, 73% of employees don’t fully understand their benefits and as a result, we believe that many times they are not making good health decisions. MediXall believes there is a significant opportunity to offer a comprehensive, technology-based solution to reduce the massive waste and inefficiencies associated with the approximately $1.24 trillion that employers spent on health care in the United States in 2018. By combining innovations in software and services delivery models and consumer-oriented web and mobile products with deep health care domain knowledge and a consumer-healthcare platform, MediXall believes it is well positioned to play a central role in dramatically improving the efficiency of the U.S. health care system.

With this opportunity, we have developed the MediXall Partner Portal seeking to offer third party payers a new standard of care for ordering better value, more affordable health care services across all types of procedures. MediXall will leverage this portal to work with third party payors that include but is not limited to:

•

Large self-insured employers

•

Third party administrators

•

Insurance companies

•

Workers comp companies

•

Provider networks

For example, employers sometimes test for drugs of abuse to determine an individual's employability and his or her “fitness for duty.” Factors such as the general economy and job market can impact the utilization of drugs-of-abuse testing. Employers also are investing in health and wellness services. We seek to meet their needs by providing the MediXall partner portal in which employers and other third-party payors can access our discounted laboratory services, through the Quest Diagnostics network of 2,200 PSCs nationwide. These services help employers, employees and others manage healthcare costs and capitalize on trends in personalized health.

We seek to grow our employer business through offering new and innovative programs to help them with their goals of (1) maintaining a safe and productive workplace, (2) improving healthcare for employees and (3) lowering healthcare costs for employees and employers.

We developed the MediXall healthcare ecosystem seeking to identify opportunities in the market and seamlessly integrate innovative solutions that will benefit MediXall, our clients, and the healthcare industry as a whole.

MediXall Healthcare Ecosystem

MediXall’s mission for its healthcare ecosystem is to create a dynamic distribution platform through the MediXall Platform that attracts and supports new generations of healthcare technologies and services, delivering innovative solutions that help our provider network clients optimize their financial and operational performance. Management has developed three strategic goals for its healthcare ecosystem - the network, the marketplace, and the strategic partner ecosystem.

The Network – Seeding the Supply Side

Since inception, MediXall’s first strategic goal was centered around building a robust MediXall Provider Network, which includes licensed and certified diagnostic centers, medical services, medical product providers and physician practices. Management believes that building the MediXall Provider Network is key to expanding MediXall’s reach, as it creates access to a growing network of credentialed service providers, fully vetted suppliers, medical facilities and diagnostic centers.

We believe that this can lead to MediXall’s portfolio of products and services the opportunity to become the preferred resource of ancillary services to healthcare providers that participate in its provider network, as well as to other healthcare providers, physician groups, testing facilities, nursing homes and hospitals. Furthermore, MediXall’s integrated network of providers seeks to offer leverage to substantially accelerate distribution for future products and services that MediXall brings to market.

To facilitate the development of the MediXall Provider Network, MediXall has started to tap into robust national networks of specialty specific providers. We believe that this allow us to significantly lower the costs to grow the supply side of our marketplace.

Imaging Services

The first area we entered was diagnostic radiology. We believe that we can scale up transparency by initially targeting imaging centers as the beneficiaries of referrals. For them, we believe that MediXall.com represents a new marketing channel and much lower cost. To accomplish this, we entered into a strategic partnership with CoreChoice, Inc., the nation’s leading specialty network for diagnostic radiology, neurodiagnostic testing, and interventional pain management, aimed at increasing consumer access to high quality and low cost specialty care services for the self-pay and underinsured market across the country.

Founded in 2009, CoreChoice combines the talents and expertise of medical, technology, and insurance industry professionals to provide a new level of radiology, neurodiagnostic, and interventional pain management network service. CoreChoice maintains a comprehensive network of freestanding facilities in all 50 states, the District of Colombia and Puerto Rico. Self-pay and Underinsured consumers, via MediXall.com, can now access the depth and breadth of the CoreChoice radiology network; which includes highly specialized services such as open and closed Magnetic Resonance Imaging (MRI) Scans, Computerized Axial Tomography (CT) Scans, Mammography, Sonography, X-Ray, Nuclear Medicine, Bone Density, and Positron Emission Tomography (PET/CT).

With over 22,000 radiology providers and facilities in the CoreChoice network, we believe that the partnership can result in one of the nation’s largest networks of affordable, high quality providers – offering consumers an unprecedented opportunity to compare radiology service providers across the country based on a best all-in cash price, location/distance, ratings, & availability, and select the best value according to personal preferences.

Working with MediXall Group, CoreChoice will offer providers in its network access to the MediXall Platform. This will give MediXall access to fully credentialed facilities across all 50 states. From an operational standpoint, management believes this partnership accelerates the development of MediXall Provider Network by two to three years, as we continue to drive expansion in Florida and begin our nationwide roll-out. However, there can be no assurance that the foregoing can occur as planned, or at all.

Our relationship with CoreChoice allowed us to make some major adjustments to the way the platform serves our customers, specifically in regard to accepting payments on the platform, as well as more real-time scheduling interfaces. Ultimately, we believe that taking the time to do this extra step allowed the development teams to focus on optimizing the interface and functionality, greatly improving the healthcare shopping experience for our users.

The foregoing robust improvements to the MediXall Platform functionality and additional strategic partnerships, prepared us for the launch of the MediXall Platform throughout Florida last year. Our first full release focused on imaging procedures, which includes MRI, CT, PET, X-rays, ultrasound, mammogram scans and more. In addition, we are working with the marketing teams of these imaging centers to leverage and tap into their robust referral networks. As we continue to build out the broader based MediXall Provider Network, we believe that the initial imaging centers on the MediXall Platform will allow us to rapidly acquire the patient/consumer population as users through referrals from local primary care and specialty care providers throughout Florida.

Our growth strategy for the MediXall Platform is to expand outward from the current base of Florida to major cities with strong coverage by the CoreChoice network. We believe that this will allow us to accelerate expansion and fill in the provider network with minimal effort and cost, which allows us to focus our resources on marketing to the consumer and technology development. Beyond Florida, we expect to expand over the next twelve months to Texas, concentrating on four regions, Dallas-Fort Worth, Houston, San Antonio, Austin and El Paso. Moreover, we anticipate expanding on a West-Southwest strategy covering New Mexico, Arizona, Washington State, Colorado, Oregon, and Nevada, as well as pick up high density areas in Pennsylvania, New York, Massachusetts, Delaware, Illinois, Ohio and Indiana. However, there can be no assurance that the foregoing can occur as planned, or at all.

Laboratory Services

Lab testing is an integral part of the patient health care experience, as physicians rely on timely and accurate results to make important diagnostic and treatment decisions. To streamline the clinical laboratory test ordering process for physicians and help to lower the costs for patients as well as employers, MediXall entered into a partnership and negotiated discounted pricing with Quest Diagnostics that we believe will allow us to launch a national laboratory testing services program to the MediXall Platform users in the second half of 2020. This new program will offer custom health screening lab tests panels and profiles, which are groups of tests that are routinely ordered to determine a person's general health status, as well as discounted pricing for the MediXall Platform.

The laboratory testing panels include, but are not limited to, male and female specific panels, organ- specific panels and cancer marker panels. Moreover, MediXall.com will offer toxicology panels for urine drug testing and confirmations and different hormone panels as well. By launching the MediXall Platform clinical laboratory testing services and the associated MediXall patient experience and MediXall partner portal program, the platform seeks to provide a seamless ordering experience for patients and physicians to search, compare, and order affordable pre-curated panels or design custom lab test orders for their patients.

Adding more choices to our lab network will benefit MediXall users because an expanded network can mean quicker and easier access to the lab of their choice. The increased access will also reduce the number of “out of network” claims which will lower costs on using Quest Diagnostics as the preferred nonurgent lab services provider for employees.

Along with saving money, there are additional advantages to ordering laboratory testing with MediXall. Through the MediXall partners portal, employers have access to one of the nation’s largest laboratories in Quest Diagnostics, a variety of biometric screening options, and unique health improvement solutions.

1. Access to one of the largest laboratory networks trusted by physicians: Quest Diagnostics serves 50% of hospitals and physicians in the U.S., so the results users receive as part of their screening are likely to be recognized by physicians as clinical and actionable.

2. Offsite screening capability: Participants have access to 2,200 PSCs nationwide, including locations in Walmart and Safeway stores, where they can complete their biometric screening at their convenience. While many screening providers also offer remote screening options, Quest being the screening provider and the lab provides quicker results and comparable pricing to onsite screenings. Additionally, one third of American adults use PSCs annually for physician-ordered blood work, so the PSC experience is likely to be familiar and comfortable for participants.

Behavioral Health & Substance Abuse Partnership

We had the opportunity to position the MediXall Platform and the MediXall partner portal in front of the third-party payors market, which includes many commercial group health plans as well as self-insured employers. To accelerate entry into this market, MediXall entered into a partnership to form the first PPO network for a comprehensive behavioral health program as well as a solution to combat the nationwide opioid and polysubstance use epidemic.

The true impact of behavioral health is often under-identified by organizations that provide healthcare benefits. The reality is that individuals with unaddressed behavioral health conditions that worsen chronic medical comorbidities cost health plans and employers a disproportionate amount of money.

When considering behavioral health-related costs, many organizations have historically only looked at direct treatment costs–usually behavioral claims. In fact, for the members we seek to engage our solution, costs associated with behavioral health treatment represent a small portion of their overall healthcare claims, while the medical costs are significant.

According to the U.S. Census Bureau in 2018, there were over 280 million people in the U.S. covered by various private managed care programs, including PPOs, HMOs, self-insured employers and managed Medicare/Medicaid programs. Each year, based on our analysis, approximately 1.9% of commercial plan members will have a substance dependence diagnosis, and that figure may be lesser or greater for specific payors depending on the health plan demographics and location. A smaller, high-cost subset of this population drives the majority of the claims costs for the overall substance dependent population. For commercial members with substance dependence and a total annual claims cost of at least $7,500, the average annual per member claims cost is $30,000, compared with an average of $3,250 for a commercial non-substance dependent member, according to our research.

We believe that tackling the opioid crisis requires coordination across health plans, provider networks, PBMs, pharmacies, providers, employers, and many other constituents. This is a complex problem that goes beyond what any one group can influence. As a result of MediXall’s technology and affordable prices, MediXall has partnered with CoreChoice, MINES and Associates, and LifeWIRE Group to create a national PPO network for a comprehensive behavioral health program as well as a solution to combat the nationwide opioid and polysubstance use epidemic. The network contains 24,000 providers nationwide consisting of inpatient treatment centers, outpatient treatment centers, physicians, behavioral health specialists, and labs. This integrative network is contracted with aggressive discounts ranging between 50-80% off billed charges and can be set up based on each specific client’s needs and protocols. Combined with our partnership with Quest Diagnostics and the discounted pricing we negotiated, MediXall seeks to provide exceptional quality testing products and service at the lowest price point to clients that participate in the network. Additionally, the program is designed to service the commercial group health and the workers’ compensation insurance sectors.

For self-insured employers, as well as companies in the commercial group health and the workers’ compensation insurance sectors, the network will seek to ensure strict protocols for evaluation and treatment, complete monitoring and tracking of prescription and lab results, and transparency between results and patient claims. This is planned to include treatment for patients who are addicted to opioids, stimulants, central nervous system depressants, alcohol, illicit substances, as well as other prescription and over-the-counter drugs. As many of these patients also have underlying behavioral health issues, the network will also seek to be able to provide treatment for depression, anxiety, stress, post-traumatic stress disorders, detoxification and other related problems.

As a result of the relationships built in this behavioral health network, we believe that we will have opportunities to offer custom programs to third party payers, that will include a variety of MediXall’s other services.

The reality is that healthcare costs for employees who misuse prescription drugs are three times the costs for an average employee. According to the National Council on Alcoholism and Drug Abuse, the cost of addiction to employers is $81 billion each year. This includes the time lost and low production of the worker, sick leave used as well as hiring and training replacement workers and paying for injuries that resulted from alcoholism and addiction.

We believe that MediXall’s technology being utilized in this partnership validates the need for the MediXall Platform’s discounted and transparent pricing. In addition to creating and activating a potential new high-margin revenue stream for the MediXall Platform, we believe that participating in this total network solution will position the MediXall Platform and the MediXall partner portal in front of many commercial group health plans as well as self-insured employers. However, there can be no assurance that the foregoing can occur as planned, or at all.

Vision Care

MediXall strategically selected vision care as the Company’s first entry into a direct to consumer vertical.

Helping spearhead the efforts to bring vision services to the MediXall Platform is MediXall Advisory Board member, Dr. Howard J. Braverman. His distinguished career of more than 40 years in the eye care industry includes practicing optometry in Florida for more than 28 years, as well as serving as the President of the American Optometric Association. Most notably, he was the National Vision Director for Humana’s Employer Group Segment.

Under the direction of Dr. Braverman, the MediXall Platform has its foot in the door with a vast network of optometrists and eye care professionals, with the Company already starting to build relationships and discuss future partnership opportunities with organizations such as regional and national optometric association and national optometry provider networks. However, there can be no assurance that the Company can enter into any such partnership opportunities in the future as planned or at all.

By entering into the vision space, we believe that the MediXall Platform now has the opportunity to reach and help more patients than ever. MediXall Vision seeks to offer upfront, transparent pricing for both consumers and physicians. The program seeks to enable patients to search for optometrists in a convenient location and compare the costs of initial eye exam fees, with plans to add eyewear and lenses in the future. In turn, pre-paid appointments eliminate the need for billing and invoicing insurance companies and helps doctors receive hassle-free payments.

With the direct to consumer nature of vision services, we will be able to replicate the model at an accelerated speed for other high-demand direct to consumer services, such as dental.

The Marketplace

The second goal after building the provider network, was to develop the foundational technology for MediXall.com, which would act as the central portal for the MediXall Provider Network, consumer/patients, and many of the products and services we plan to have under the MediXall umbrella.

Our vision for the MediXall Platform’s prominence in the healthcare marketplace is to create a unified online environment that connects physicians and caregivers to patients, and payers to the caregivers, across all healthcare settings. Starting with pricing transparency, and leveraging the just-in-time service delivery model, we intend to expand our service offerings to enable smarter care and empower the customer/patient at virtually every point of the healthcare continuum; whether organically, through acquisitions, or through integration with our strategic partners’ solutions. As we expand the healthcare ecosystem, we believe that the MediXall healthcare marketplace will facilitate such transformation in the future of healthcare by offering community connectivity, interoperability, data analytics, and consumer engagement features and functionality.

The Strategic Partner Ecosystem

The third strategic goal was to create an integrated healthcare partner ecosystem that would enhance the operations of the healthcare providers, offering patients the tools and services that would allow them to take control of their own healthcare. It is management’s prime directive to provide high-quality integrated services, encompassing a broad range of functionality and information, acting as a liaison between providers, patients and payers. We believe that an ecosystem of strategic partners who extend the value of our platform in powerful ways is currently occurring. These developers and partners have built healthcare apps, devices, and technology enabled services aimed at improving the quality of healthcare, empowering the patient, and lowering the cost of health delivery. In response to the enthusiastic welcome for healthcare pricing transparency from the healthcare providers that have become early adopters of the MediXall Provider Network so far, our team began to ask what more we could do to support our practitioners in building their practices. Many expressed a need for better access to patient information, better ways to increase attendance to appointments, and financial services to support both patient procedures and practice growth and operations. As part of our MediXall business model, we are selecting what we believe to be the highest quality and most effective products and services to add to our Healthcare Ecosystem that will seek to address these needs, while at the same time aiming to help MediXall Provider Network members increase their net margins and keep more of their revenue, as well as assist in reducing their business operations burden.

We plan to integrate with our technology partners, enabled by our application programming interface, or API, through which we will grant access to approved developers and partners. We believe that the opportunities and technology provided by our partners enhance the power of our marketplace and contribute to the attractiveness and critical position of the MediXall Platform within the healthcare ecosystem.

Furthermore, we believe that the strategic partnerships MediXall is planning on entering in, will ultimately help to accelerate the Company’s mergers and acquisitions pipeline and lower any risk for potential acquisition targets.

MediXall Finance Group

MediXall Finance Group, a wholly owned subsidiary of MediXall Group, Inc., has developed a model seeking to address the problems associated with the current state of Healthcare seeking to enable consumers to find a “best match” for their healthcare-related needs and associated products. MediXall Finance Group will seek to acquire, or partner with owners of superior healthcare inventions to create mutually beneficial agreements that generate revenue using and leasing patented intellectual property.

MediXall Finance Group will function to identify investment and acquisition opportunities in the market and seek to seamlessly integrate innovative solutions that will benefit MediXall, our clients, and the healthcare industry as a whole.

Key Focus Areas for MediXall Finance Group include:

Innovative Healthcare Solutions – Solutions to assist physicians, hospitals, and health systems, as well as government and private sector payers, to better manage treatment outcomes through patient-centered wellness principles, centered on improving both the quality of care and providing the right care cost-effectively.

Wellness – A rapidly growing trend in health care is wellness – Preventing disease from occurring in the first place. A patient’s genetic predisposition to certain disease states such as blood clotting, cardiovascular disease, or how dietary fats are metabolized can drive health choices leading to improved health.

With the MediXall Platform’s underlying technology being built as a highly scalable, integrated, application program interface or API-driven technology platform, MediXall Finance Group believes it can significantly increase the MediXall Platform’s service offering through additional investments and acquisitions targeting healthcare practice management services such as:

•

Acquisition and Engagement Services

•

Billing, Financing & Collections

•

Payment Processing

•

Referral Management

•

Legal & Accounting Services

•

Telehealth Services

•

Cloud & IT Services

Our Value Proposition

We are focused on creating a better, more engaging healthcare experience for patients, healthcare provider organizations and employers through transparency, personalization and simplicity. We believe millions of healthcare providers around the world are looking for a simple, efficient and reliable way to manage their operations, specifically their patient discovery & acquisition operation. Management tasks are generally time consuming, preventing providers from focusing on delivering their core services. This results in a loss of revenue-generating opportunities, lower client satisfaction and lower client retention. We developed the MediXall Platform seeking to enable these providers to focus on delivering high-quality care to patients. Through our integrated cloud- based platform, we believe that we enable providers to maximize staff efficiency, increase patient volume, increase their revenue, and publicize their practice – all in a cost-effective manner. We also plan to offer advanced marketing and client retention capabilities to help practices acquire and retain their clients, and analytics capabilities to help them improve their practice and plan for the future. At the same time, we aim to offer consumers a single platform to discover, evaluate and book healthcare services. We seek to provide convenient “one-stop-shop” access to our providers’ medical services and products, with plans to add additional specialties to include all of the following general categories, but not limited to:

•

Physician services including cosmetic and wellness services;

•

Dental services

•

Diagnostic services including MRI, MRA, CT Scan, Stress Tests, sonograms and ultrasounds;

•

Laboratory services;

•

Vision care services;

•

Behavioral health services

•

Pharmacies, pharmaceuticals and formularies; medical supplies, medical equipment; and,

•

Home healthcare services.

In addition, reviews on our platform can only be written by consumers who have actually participated in a class or used a service. As a result, we believe that consumers have access credible reviews that provide a basis for informed decisions. We believe that the net effect of the vendor-competitive model of the MediXall Platform empowers consumers to control their healthcare based on a combination of availability, quality, location, price and convenience. We believe our solutions provide a unique value proposition that is differentiated from what is offered by the traditional healthcare system.

Our Customers

Value Proposition for Consumers

We believe that consumers lack the necessary facts to make intelligent decisions about the quantity and quality of what they are purchasing in terms of healthcare. As costs continue increase skyward, this crucial information, especially price transparency, is what consumers are now demanding.

We believe that the proliferation of high deductible health plans marks the beginning of the return of the individual health care consumer. It is our belief that before a patient reaches and exceeds their insurance deductible, a patient shopping for an MRI, a strep test, or just about anything else, will act just like any other customer shopping in the market for any other good or service. For any purchase before hitting the deductible, the patient is “paying with their own money,” and will be price sensitive, therefore willing to shop around among different providers of the same medical service.

Seeking to put the power back in the consumers’ hands, MediXall created the MediXall healthcare marketplace with a cash paying customer forefront in our design. MediXall offers two value-added services to consumers shopping for medical procedures. First, the Company works with each of the providers in the MediXall Network, so that they offer consumers a transparent all-in cash price. Second, beyond the prices, MediXall seeks to ensure that providers offer consumers details on what the listed service includes so that they pay one price and one price only, which is not always the case when dealing directly with providers.

Benefits for Consumers

•

Find affordable medical care. Even if a consumer is uninsured or has a high deductible health plan, with MediXall consumers can potentially save money without sacrificing quality medical care.

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

•

Engagement in care. By leveraging the power of self-service and providing individualized, flexible scheduling solutions, we engage patients early in their healthcare journey and empower them to be more active in their care decisions.

Value proposition for healthcare provider organizations

For healthcare providers, oﬀering services to insured patients can be complicated, costly and fraught with delays and providers customarily discount their services by an average of 40% as a result of the insurance companies’ bargaining positioning. Additionally, providers often must wait for months before a claim is reviewed and approved by insurance companies. Finally, providers must write oﬀ a large percentage of their billings due to unpaid co-pays, deductibles, co-insurance, disputed billing, and other situations. According to many providers, the wait time for payment from an insurance provider is 27-90 days on average from the time of service. The administrative burdens and payment delays often increase when government programs like Medicare and Medicaid are involved.

These difficulties have led to a sharp increase of providers abandoning insurance companies in favor of cash only, concierge medicine, and other alternative business models. Many providers, however, cannot afford to completely replace their business model, which is what is often necessary to make the shift proﬁtable.

We believe millions of healthcare providers around the world are looking for a simple, efficient and reliable way to manage their operations, specifically their patient discovery & acquisition operation. Management tasks are generally time consuming, preventing providers from focusing on delivering their core services. This results in a loss of revenue-generating opportunities, lower client satisfaction and lower client retention. We developed the MediXall Platform seeking to enable these providers to focus on delivering high-quality care to patients. Through our integrated cloud-based platform, we aim to enable providers to easily maximize staff efficiency, increase patient volume, increase their revenue, and publicize their practice – all in a cost-effective manner. We also plan to offer advanced marketing and client retention capabilities to help practices acquire and retain their clients, and analytics capabilities to help them improve their practice and plan for the future.

Benefits to Healthcare Providers:

•

Attract high-quality cash-paying patients. MediXall seeks to match high-quality cash-paying patients that are well suited for a provider’s practice, while decreasing cancellation and no-show rates. With cash-paying patients, providers will get paid right away instead of having to wait for insurance companies to review and approve claims.

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

•

Managed for Providers. MediXall aims to assist with growing the provider’s practice, so providers can focus on delivering exceptional patient experiences. All MediXall Provider Network members have access to a growing toolkit of support services for establishing and growing their practice.

Value proposition for healthcare networks

Health systems and health plans have been looking to develop coordinated networks of care to better attract patients, increase attributable lives and better integrate primary care with specialty services for improved patient outcomes and lower costs. Yet even with major investments in provider groups, care management programs and technology systems, health networks have struggled to deliver on these objectives.

Through our controlled launch we validated that many health networks are looking to pursue external relationships to advance their physician networks and better serve consumers. By partnering with MediXall, health networks can better connect with consumers and employers by focusing on consumer-driven care and facilitating direct-to-employer relationships. In many cases, we can digitally integrate with our health network partners to advance more seamless member access to partner specialists and facilities when needed, while supporting reductions in duplicative testing and excessive delays often seen across uncoordinated healthcare settings. Such coordinated care can deliver better service levels and outcomes for consumers, while advancing employee productivity and value-based care to employers.

Benefits to Health Networks:

•

Expansion of health networks. Our partnership model allows health networks to augment their network strategies, without significant additional investment in capital, technology or management resources. Partnering with us can be a more effective, expeditious, economical, and less risky way of developing a coordinated network. Additionally, our model can better position health networks with consumers and employers by focusing on consumer-driven care and facilitating direct-to-employer relationships.

•

Attractive customer base. Health networks look to partner with us to proactively establish relationships with our users. These partnerships allow health networks to better connect with both consumers and employers.

•

Coordinated care. We digitally integrate our modernized healthcare marketplace model with our health network partners’ provider networks, better coordinating care for users across a continuum of settings. Through better coordination, we provide users with more seamless access to specialty care when needed. We simultaneously reduce excessive health network administrative costs by linking our referral processes and digital technologies with health network partners. This coordination of care can lead to better experiences and outcomes for users, as well as reduced costs.

Our Technology

We believe MediXall’s underlying technology is a highly scalable, integrated, application program interface or API-driven technology platform. The platform has been built to accommodate the seamless and quick introduction of new services, technologies and functionality that we have introduced through strategic partnerships.

Our proprietary technology platform powers all aspects of our company: engaging members, supporting providers, and advancing business objectives. Our technology is grounded in human-centered design thinking and leverages insights from behavioral design. Our product designers and engineers collaborate closely with our operational team members, as well as our healthcare advisors and providers in the MediXall Network to observe and then optimize workflows. We employ user testing and experiment-driven design (such as A/B testing) to enhance our member and provider experiences.

Our platform is built on a modern cloud-based technology stack, employing Agile development cycles and a DevOps approach to infrastructure. Unlike with traditional healthcare IT, our technology platform is updated frequently, without long upgrade cycles. Our modular, service-oriented architecture utilizes API standards for ease of implementing new functionalities and integrating with external systems.

We are focused on building a modern, integrated technology platform that will encapsulate functionalities seen in many fragmented health care and other IT solutions, including: customer relationship and membership management tools, population health solutions, patient portals, patient health records, scheduling systems, resource management tools, contact center software, virtual care offerings, practice management systems, reporting and analytics packages, amongst others.

With the opportunities and growth trajectory in front of the company, we believe that we have built a high-quality internal development team capable of making critical product development decisions daily in order to maintain speed. We believe that speed to market is a critical factor in positioning the company for success.

Sales & Marketing

The MediXall Platform has carried out minimal consumer marketing to date and has been focused on increasing the number of providers on its platform to attract consumers to the platform by providing a choice of locations, availability and pricing. Our plan is to lead the wide scale roll-out of its services shifting our marketing and sales initiatives focus on member growth through two primary avenues: directly acquiring consumer users, and signing agreements with employers that will offer the MediXall Platform and associated products and services as part of their benefits packages. We use marketing and sales strategies to reach consumers as well as employee benefits leaders. Employer marketing and sales strategies also include account-based marketing, business development initiatives, and client service teams focused on customer acquisition, employee enrollment, and user engagement.

Consumer Sales & Marketing

When we market and sell directly to individuals, we initially focus on increasing brand awareness, followed by performance marketing targeted toward user acquisition, activation and engagement.

Our marketing strategy in new markets is primarily centered on increasing overall brand awareness, familiarity, consideration and ultimately enrollment. We have carefully developed a robust marketing plan to achieve these objectives.

SEO, Social & Traditional - We seek to drive brand awareness and conversions to our platform using social media marketing via Facebook, LinkedIn, Twitter, Instagram, Snapchat, YouTube, and others. In addition, we plan to leverage SEO & SEM to enhance MediXall’s search presence both organically and paid.

Content Marketing – We aim to consistently release marketing content through our blog that aims to educate our audience about the value that our product provides. We also plan to develop thought leadership content such as whitepapers, eBooks, and infographics and use public relations to secure earned media placements. Our content marketing efforts aim to influence and persuade readers without having to rely solely on conventional direct selling tactics.

Influencer Marketing - We plan to launch an initiative to secure guest blog articles and features in healthcare, personal finance, and startup tech publications like TechCrunch, Wired, VentureBeat, and other outlets in our industry. Additionally, we participate in industry conferences, and may partner with media outlets, event venues, local businesses, and social media influencers to increase brand awareness.

As brand awareness increases in more established markets, we seek to shift our efforts to performance marketing focused on both customer acquisition and engagement. Our performance marketing initiatives will include customized task-based in-app messages and email communications to drive engagement among members, in addition to more targeted advertisements through direct mail, Google Search, YouTube and social media for member acquisition.

Enterprise/Employer Sales & Marketing

As we begin to accelerate the roll out of the MediXall Platform to employers, we plan to develop and expand our in-house employer sales force to be comprised of sales professionals who will be organized by geography and customer size. We will support our sales force in several ways, including through account-based marketing resources and the deployment of a business development team to educate employer decision makers on the benefits of offering MediXall to their employees. We also will leverage sales analytics to further support lead generation. Additionally, our client success team will actively manage our customer accounts and provide in-depth support.

We also seek to work with channel partners such as payroll and professional employer organizations to reach smaller employer clients. Additionally, we plan to partner with select regional and national benefits brokers and consultants to educate potential customers on our offerings.

Customer and Consumer Services and Support

We believe that many medical and dental practice owners, as well as other healthcare and wellness business owners are not technical experts and that they bear an enormous responsibility to successfully run their businesses day in and day out. Therefore, we aim to provide end-to-end customer support, including full profile data conversion and import, live onboarding and technical support via telephone, email, and screen sharing; in-software self-service tools; advanced professional services; and educational events. In addition, we also have a dedicated support team that is focused on ensuring that registered MediXall.com users are having the best possible experience.

•

Customer Onboarding. We typically onboard new customers with live training sessions delivered via telephone and web conference. These trainings are supplemented by self- service setup checklists, online help materials and webinars.

•

Customer Success. To identify opportunities for greater adoption of our products and services and to further help our customers be more successful on our platform, we engage with them to better understand their business goals and objectives; provide targeted education about relevant features, products and services as well as business best practices; and develop a recommended success plan with periodic outreach to check in on their progress.

•

Ongoing Customer Support. Inclusive with being a member of the MediXall Provider Network, we offer customer service and support via phone, chat, emails and self-help knowledge centers. All customer service and support is provided by our in-house personnel who are invested in MediXall’s core values and closely connected to our Product, Technology and Experience team.

Revenue Model

We are still in the development phase thus far, as we are primarily focused on building the foundation of monetization. MediXall generates the financial return primarily on the supply side of the Platform (providers of healthcare services). Our revenue model is comprised of four primary components:

Technology Fees. We expect to earn revenue from providers for the use of the technology, once a patient requests the appointment from that specific provider. This is a flat fee, in which all providers pay outstanding fees on a monthly basis to MediXall.

Subscription and Services. With the Company soft-launching the MediXall Platform throughout Florida, early-adopter providers can join the platform for one year at no cost. During this time, the provider is only subject to technology fees as they accrue. We are leveraging this Provider user base and associated data to refine the app, identify what works and what does not work and offer enhancements and upgrades for Subscription fees. As we begin the broader-based market rollout of the MediXall Platform, we expect subscription and services revenue will be generated primarily from sales of subscriptions and additional features for the platform. We expect most of subscription fees to be prepaid by subscribers on a monthly basis via a credit card and, to a lesser extent, billed to subscribers on an annual or quarterly basis.

Financing Revenue. A revenue center currently generating revenue is MediXall Finance Group, which has a growing lineup of institutional and private lenders. We expect to earn financing revenue from revenue share arrangements with third-party payment processors and lenders on transactions between MediXall Provider Network members who utilize our financing solutions and their consumers. Financing solutions offered to the MediXall Provider Network include: 1) Patient financing for healthcare practitioners to offer their patients the option to receive care when they need it, and to make payments over time, 2) Cosmetic and elective procedure financing through practitioners, 3) Commercial financing for practice expansion, equipment purchases and leases, and 4) Medical accounts receivable financing. We expect our financing revenue to increase both in absolute dollars and as a percentage of total revenue as we add new providers who utilize our financing solutions, as existing providers and consumers increase the volume of transactions that they process through our financing solutions, and as our aggregate volume of financing transactions reduces our related costs and increases margins.

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

Strategic Focus

Deployment Strategy

MediXall is currently launching throughout the Florida region and are currently working with CoreChoice to onboard their diagnostic radiology centers to the MediXall Platform. In addition, we are working with the marketing teams of these imaging centers to leverage and tap into their robust referral networks. As we continue to build out the broader based MediXall Provider Network, we believe that the initial imaging centers on MediXall.com will allow us to rapidly acquire the patient/consumer population as users through referrals from local primary care and specialty care providers throughout Florida.

With this first release, the MediXall Platform will act as tool for physicians to share the cost and location of upcoming care options, enabling patients to discover locations, pricing, and availability for these options of which the doctor was unaware and utilize potentially better but certainly cheaper and more convenient options. This tool will decrease patients’ out-of-pocket expenses, streamline referrals, and improve patient-physician rapport by cultivating a salient dialogue about cost and value. Although competitors exist, they only offer self-service transparency tools to the patient or transaction processing to physicians and are thus massively underutilized.

Our growth strategy for the MediXall Platform is to expand outward from the current base of Florida to major cities with strong coverage by the CoreChoice network. We believe that this allow us to accelerate expansion and fill in the provider network with minimal effort and cost, which allows us to focus our resources on marketing to the consumer and technology development. Beyond Florida, we expect to expand over the next twelve months to Texas, concentrating on four regions, Dallas-Fort Worth, Houston, San Antonio, Austin and El Paso. Moreover, we anticipate expanding on a West-Southwest strategy covering New Mexico, Arizona, Washington State, Colorado, Oregon, and Nevada, as well as pick up high density areas in Pennsylvania, New York, Massachusetts, Delaware, Illinois, Ohio and Indiana.

As the platform enters the marketplace, we will be looking to integrate the MediXall Platform with an electronic health record (EHR) platform. Such an integration will be the first of what we believe will be many such integrations of the MediXall.com to other leading EHR and medical practice management platforms. Although the MediXall Platform will continue to be available as a stand-alone subscription directly via the internet, we believe that integration with other medical platforms substantially accelerates the power and effectiveness of the platform.

Onboarding and Quality Assurance

MediXall is committed to promoting the highest level of quality care for its users. In support of this commitment, practitioners who join the MediXall Provider Network must undergo a rigorous process called credentialing in order to be able to provide services through the MediXall Platform.

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

Regulatory Environment

Participants in the health care industry are required to comply with extensive and complex laws and regulations in the United States at the federal and state levels as well as applicable international laws. Although many regulatory and governmental requirements do not directly apply to our business, our customers are required to comply with a variety of laws, and we may be affected by these laws as a result of our contractual obligations. Similarly, there are a number of legislative proposals in the United States, both at the federal and state level, which could impose new obligations in areas affecting our business. We have attempted to structure our operations to comply with applicable legal requirements, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives.

Healthcare Reform

Our business could be affected by changes in health care laws, including without limitation, the Patient Protection and Affordable Care Act (the “ACA”), which was enacted in March 2010. The ACA has changed how health care services are covered, delivered and reimbursed through expanded coverage of individuals, changes in Medicare program spending and insurance market reforms. Ongoing government and legislative initiatives may bring about other changes.

While most of the provisions of the ACA and other health care reform legislation will not be directly applicable to us, they may affect the business of many of our customers, which may in turn affect our business. Although we are unable to predict with any reasonable certainty or otherwise quantify the likely impact of the ACA, any amendment or repeal of the ACA, or other health care reform on our business model, financial condition, or results of operations, negative changes in the business of our customers and the number of individuals they insure may negatively impact our business.

Requirements Regarding the Privacy and Security of Personal Information

U.S.- HIPAA and Other Privacy and Security Requirements. There are many U.S. federal and state laws and regulations related to the privacy and security of personal health information. Additionally , regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, HIPAA”), establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Any health plan customers, as well as health care clearinghouses and certain providers with which we may have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act (“HITECH”), which became effective on February 17, 2010, significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” who are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” to our customers and thus are directly subject to HIPAA’s privacy and security standards. In order to provide our covered entity customers with services that involve the use or disclosure of protected health information, HIPAA requires our customers to enter into business associate agreements with it. Such agreements must, among other things, require us to:

•

limit how we will use and disclose the protected health information;

•

implement reasonable administrative, physical and technical safeguards to protect such information from misuse;

•

enter into similar agreements with our agents and subcontractors that have access to the information;

•

report security incidents, breaches and other inappropriate uses or disclosures of the information; and

•

assist the customer in question with certain duties under the privacy standards.

In addition to HIPAA regulations, we may be subject to other state and federal privacy laws, including laws that prohibit unfair or deceptive practices and laws that place specific requirements on use of data. Such state laws can be similar to or even more protective than HIPAA, in which case we must comply with the more stringent law. As a result, it may be necessary to modify our planned operations in order to ensure we are in compliance with the stricter state laws.

Data Protection and Breaches. In recent years, there have been a number of well-publicized data breaches involving the improper use and disclosure of individuals’ personal information. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials. In addition, under HIPAA, we must report breaches of unsecured protected health information to our contractual partners within 60 days of discovery of the breach. Notification must also be made to HHS and, in certain circumstances involving large breaches, to the media. Under the GDPR, the data controller is required to report personal data breaches to the supervisory authority within 72 hours of discovery of the breach.

We have implemented and maintained physical, technical and administrative safeguards intended to protect all personal data, and have processes in place to assist it in complying with all applicable laws, regulations and contractual requirements regarding the protection of these data and properly responding to any security breaches or incidents. However, we cannot be sure that these safeguards are adequate to protect all personal data or to assist us in complying with all applicable laws and regulations regarding the privacy and security of personal data and responding to any security breaches or incidents. Furthermore, in many cases, applicable state laws, including breach notification requirements, are not preempted by the HIPAA privacy and security standards and are subject to interpretation by various courts and other governmental authorities, thereby complicating our compliance efforts. Additionally, state and federal laws regarding deceptive practices may apply to public assurances we give to individuals about the security of services we provide on behalf of our contractual customers.

Other Healthcare Regulations

In addition to data privacy laws, our operations and arrangements with healthcare professionals, clients, and third-party payors may subject us to various federal and state healthcare laws and regulations, including without limitation fraud and abuse laws, such as the federal Anti-Kickback Statute; civil and criminal false claims laws; physician transparency laws; and state laws regarding the corporate practice of medicine and fee-splitting prohibitions. These laws may impact, among other things, our sales and marketing operations, and our interactions with healthcare professionals. We continually monitor legislative, regulatory and judicial developments related to licensure and engagement arrangements with professionals; however, new agency interpretations, federal or state legislation or regulations, or judicial decisions could require us to change how we operate, may increase our costs of services and could have a material adverse impact on our business, results of operations or financial condition.

Other Requirements. In addition to HIPAA, numerous other U.S. state and federal laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health information and health care provider information. Some states also are considering new laws and regulations that further protect the confidentiality, privacy and security of medical records or other types of medical information. In many cases, these state laws are not preempted by the HIPAA privacy standards and may be subject to interpretation by various courts and other governmental authorities. Further, Congress and a number of states have considered or are considering prohibitions or limitations on the disclosure of medical or other information to individuals or entities located outside of the United States.

Employees

As of December 31, 2019, we had 19 full-time employees.

ITEM 1A. RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should consider carefully these risk factors, together with all of the other information included in this Annual Report on Form 10-k before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

RISKS RELATED TO OUR BUSINESS

Public health epidemics or outbreaks could adversely impact our business.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 Outbreak”). In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 Outbreak continues to evolve. The impact of the COVID-19 Outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 Outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

The Company has no operating history and has a new business model in an emerging and rapidly evolving market.

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

Our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the years ended December 31, 2019 and 2018, we generated revenues of $2,685 and $1,858, respectively, and reported net losses of $3,420,951 and $2,983,429, respectively, and negative cash flow from operating activities of $2,342,044 and $2,225,241, respectively. As noted in our consolidated financial statements, as of December 31, 2019, we had an accumulated deficit of $13,649,784. We anticipate that we will continue to report losses and negative cash flow. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings.

Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities would be greatly impaired. Our ability to continue as a going concern is dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ability to Continue as a Going Concern.”

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

The nature of the MediXall platform requires sophisticated encryption technology to defend against hacking due to the personal information as well as the financial transaction data that will be utilized by a consumer/patient.

The art of hacking databases for the purposes of obtaining personal information as well as financial information on individuals is increasing substantially. MediXall is aware of these risks and will invest substantially in the development of its platform in accordance with the very latest data encryption/protection technologies; however, there is a real risk that the MediXall platform could be compromised at some point in time exposing the company to lawsuits and unfavorable attention that would adversely impact our business and affect our ability to add clients, consumer/patients or manage attrition on the platform.

Our ability to offer MediXall products and services may be affected by a variety of U.S. and foreign laws.

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

RISKS RELATED TO OUR COMMON STOCK

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

Our common stock is quoted on the OTCQB tier of the OTC Markets Group, Inc. (“OTC Markets”). Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty reselling any shares of our common stock.

Our stock price is likely to be highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

•	actual or anticipated fluctuations in our operating results;
•	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;
•	overall stock market fluctuations;
•	announcements concerning our business or those of our competitors;
•	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

•	conditions or trends in the industry;
•	litigation;
•	changes in market valuations of other similar companies;
•	future sales of common stock;
•	departure of key personnel or failure to hire key personnel; and
•	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual operating performance.

Our common stock is a “penny stock” under SEC rules, and our warrants may be subject to the “penny stock” rules. It may be more difficult to resell securities classified as “penny stock.”

Our common stock is a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we successfully list our common stock on a national stock exchange, or maintain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

•

If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

•	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

However, investors who have signed arbitration agreements may have to pursue their claims through arbitration.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments.

For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance at what time, if ever, our common stock will not be classified as a “penny stock” in the future.

A sale of a substantial number of shares of our common stock may cause the price of the common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. These sales also may make it more difficult for us to sell our equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate. This risk is significant because of concentrated positions of our common stock held by a small group of investors.

We have not paid dividends on our common stock in the past and do not expect to pay dividends on our common stock in the future. Any return on investment in our common stock may be limited to the value of our common stock.

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock would depend on earnings, financial condition, and other business and economic factors affecting us at such time as our board of directors may consider relevant. If we do not pay dividends on our common stock, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

The ability of our principal stockholders, including our Interim CEO, Chairman of the Board, and CFO, to control our business may limit or eliminate minority stockholders’ ability to influence corporate affairs.

The principal holders of our common stock, including Neil Swartz, our Interim CEO and our Chairman and Timothy Hart our CFO, and TBG Holdings Corp. (“TBG”), of which Mr. Swartz is President and CEO,  have approximately 66.0% voting control. Because of their stock ownership, they are in a position to significantly influence membership of our board of directors, as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in accordance with GAAP. These principles are subject to interpretation by the SEC and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

Being a public company results in additional expenses, diverts management’s attention and could also adversely affect our ability to attract and retain qualified directors.

As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements generate significant accounting, legal and financial compliance costs and make some activities more difficult, time consuming or costly and may place significant strain on our personnel and resources. The Exchange Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

As a result, management’s attention may be diverted from other business concerns, which could have an adverse and even material effect on our business, financial condition and results of operations. These rules and regulations may also make it more difficult and expensive for us to obtain director and officer liability insurance. If we are unable to obtain appropriate director and officer insurance, our ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, could be adversely impacted.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and stock price.

We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. Though we are required to disclose changes made in our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until year-end 2020. However, as a smaller reporting company, our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until such time that the Company is no longer a non-accelerated filer. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting once we are no longer a smaller reporting company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the Financial Industry Regulatory Agency, the SEC or other regulatory authorities, which could require additional financial and management resources.

RISKS RELATED TO HEALTHCARE INDUSTRY

The healthcare regulatory and political framework is uncertain and evolving, and we cannot predict the effect that further healthcare reform and other changes in government programs may have on our business, financial condition or results of operations.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, the Affordable Care Act, which includes a variety of healthcare reform provisions and requirements that may become effective at varying times through 2022, substantially changes the way healthcare is financed by both governmental and private insurers, and may significantly impact our industry. Further changes to the Affordable Care Act and related healthcare regulation remain under consideration. In addition, current proposals to implement a single payer or “Medicare for all” system in the U.S., if adopted would likely have a material adverse effect on our business. The full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is unknown, and we are unable to predict accurately what effect the Affordable Care Act or other healthcare reform measures that may be adopted in the future will have on our business.

The healthcare industry is rapidly evolving and the market for technology-enabled services that empower healthcare consumers is relatively immature and unproven. If we are not successful in promoting and improving the benefits of our platform, our growth may be limited and our business may be adversely affected.

The market for our products and services is subject to rapid and significant change and competition. The market for technology-enabled services that empower healthcare consumers is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs, existing competition and the entrance of non-traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. The market for technology-enabled services that empower healthcare consumers is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption.

Our success depends to a substantial extent on the willingness of consumers to increase their use of technology platforms to manage their healthcare options, the ability of our platform to increase consumer engagement, and our ability to demonstrate the value of our platform to our potential customers. If customers do not recognize or acknowledge the benefits of our platform or our platform does not drive consumer engagement, then the market for our products and services might develop more slowly than we expect, which could adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition or results of operations.

Finally, our competitors may have the ability to devote more financial and operational resources than we can to developing new technologies and services, including services that provide improved operating functionality, and adding features to their existing service offerings. If successful, their development efforts could render our services less desirable, resulting in the loss of our existing customers or a reduction in the fees we earn from our products and services.

Failure to comply with extensive and complex healthcare laws and regulations may have a material adverse effect on our business.

Healthcare is an extremely complex and regulated industry in the U.S. There are many laws and regulations that could have a material effect on our business, including but not limited to, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), and federal and state regulations controlling patient, provider and intermediary relationships. We have taken, and will continue to take, precautions to ensure compliance with applicable statutes and regulations; however there is no guarantee we will be success in our efforts, and even an unintentional violation of law could have a material adverse effect on our operations and business.

We are subject to privacy regulations regarding the access, use and disclosure of personally identifiable information. If we or any of our third-party vendors experience a breach of personally identifiable information, it could result in substantial financial and reputational harm, including possible criminal and civil penalties.

State and federal laws and regulations govern the collection, dissemination, access and use of personally identifiable information, including HIPAA and HITECH, which govern the treatment of protected health information, and the Gramm-Leach Bliley Act, which governs the treatment of nonpublic personal information. Privacy regulation has become a priority issue in many states, including California, which in 2018 enacted the California Consumer Privacy Act broadly regulating the sale of California residents’ personal information and providing California residents with various rights to access and delete data. In the provision of services to our customers, we and our third-party vendors may collect, access, use, maintain and transmit personally identifiable information in ways that are subject to many of these laws and regulations. Although we have implemented measures to comply with privacy laws, rules and regulations, we may experience data privacy incidents. Any unauthorized disclosure of personally identifiable information experienced by us or our third-party vendors could result in substantial financial and reputational harm, including possible criminal and civil penalties. In many cases, we are subject to HIPAA and other privacy regulations because we are a business associate providing services to covered entities; as a result, the covered entities direct HIPAA compliance matters in the event of a security breach, which complicates our ability to address harm caused by the breach. Additionally, we may be required to report breaches to partners, regulators, state attorney generals, and impacted individuals depending on the severity of the breach, our role, legal requirements and contractual obligations. Continued compliance with current and potential new privacy laws, rules and regulations and meeting consumer expectations with respect to the control of personal data in a rapidly changing technology environment could result in higher compliance and technology costs for us.

Although we do not provide medical care, we could be a party to medical malpractice claims, which could have a material adverse effect on our business.

We do not provide medical care. Rather, we help connect consumers and employers to providers of medical care, products and services. However, we could be a party to lawsuits related to the service we provide, and that could include risk of medical malpractice claims which could increase our insurance premiums, expose us to legal defense cost, and/or impact the brand of the Company, which could lead to a reduction in the number of customers we have and could have a material adverse effect on our revenues and profits.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not own any real property. We lease office space at 2929 East Commercial Blvd., Suite Ph-D, Fort Lauderdale, Florida 33308, pursuant to the terms of a commercial office lease. We believe that this facility is adequate for our current and near-term future needs.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we are involved in various claims and legal actions arising in the ordinary course of business. To the knowledge of our management, there are no legal proceedings currently pending against us which we believe would have a material effect on our business, financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCQB under the symbol “MDXL”. Trading in OTCQB stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

The following table sets forth the high and low bid quotations of the Company’s common stock for each quarter during the past two fiscal years as reported by the OTC Markets. The bid information was obtained from the OTC Markets Group, Inc. and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

	High	Low
Fiscal Year Ended December 31, 2019
First Quarter	$4.00	$1.50
Second Quarter	$2.90	$1.40
Third Quarter	$2.10	$2.04
Fourth Quarter	$2.80	$1.60

Fiscal Year Ended December 31, 2018
First Quarter	$3.00	$2.25
Second Quarter	$3.00	$2.50
Third Quarter	$3.25	$2.28
Fourth Quarter	$3.00	$2.25

On May 14, 2020, the closing price of our common stock was $0.95 per share.

Holders

As of May14, 2020, 82,799,555 shares of common stock are issued and outstanding held by approximately 823 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

Each purchaser was provided with access to our filings with the United States Securities and Exchange Commission (the “SEC”), including the following:

•

if requested by the purchaser in writing, a copy of our most recent Form 10-K under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

•

a brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

During the year ended December 31, 2019, we entered into the following securities related transactions;

•

received proceeds of $2,602,499, net of offering costs of $0 pursuant to a Private Placement Memorandum and for which 9,963,500 shares of restricted common stock were issued.

•

issued 1,346,501 shares of restricted common stock for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $673,251.

During the year ended December 31, 2018, we entered into the following securities related transactions;

•

received proceeds of $2,602,499, net of offering costs of $309,783 pursuant to a Private Placement Memorandum and for which 7,632,231 shares of restricted common stock were issued.

•

issued 1,662,941 shares of restricted common stock as compensation for services with a fair market value of $997,765.

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

Going Concern

We have incurred net losses of $13.7 million since inception through December 31, 2019. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Revenue

We generated $2,685 in revenues during 2019 and $1,858 during 2018.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2019 and 2018 follows:

	Years Ended
	December 31,		Increase /
	2019	2018	(Decrease)
Operating expense
Professional fees	$949,450	$396,112	$553,338
Professional fees – related party	236,275	100,000	136,275
Management fee – related party	480,000	300,000	180,000
Personnel related expenses	1,373,786	1,711,407	(337,621)
Impairment of website & development cost	—	86,670	(86,670)
Other selling, general, and administrative	384,125	391,098	(6,973)
Total operating expense	$3,423,636	$2,985,287	$438,349

Operating expenses increased $438,349 or 15% to $3,423,636 in 2019 compared to $2,985,287 in 2018. The increase is primarily due to the increase in professional fees and professional fees and management fee – related party, decrease in personnel related expenses and the decrease in other selling, general and administrative expenses and a decrease in impairment of website & development cost.

Liquidity and capital resources

We have an accumulated deficit of $13,649,784 through December 31, 2019. As of December 31, 2019, we had a working capital deficit of $47,724. Additionally, due to the “start-up” nature of our business, we expect to incur losses as we continue development of our business plan.

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

Net cash used in operating activities was $2,342,044 for the year ended December 31, 2019, compared to $2,225,241 for the year ended December 31, 2018.

Net cash used in investing activities was $15,745 for the year ended December 31, 2019. The 2018 expenditures were primarily for the development of the Company’s MediXall.com platform and amounted to $281,545 during the year ended December 31, 2018.

Net cash provided by financing activities was $2,602,499 from the sale of common stock during the year ended December 31, 2019 compared to $2,516,855 for the year ended December 31, 2018.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our audited and unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, and the valuation of equity transactions. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited consolidated financial statements.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to GAAP.  The following summarizes the more significant of these policies and practices.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near-term relate to the determination of the impairment of website and development cost. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make this estimate. Although considerable variability is likely to be inherent in this estimate, management believes that the amount provided is reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustment are reflected in operations.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure. Additionally, the Company faces significant risk and uncertainty related to the COVID-19 pandemic.  Please see Note 10 for further discussion.

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

Income Taxes

The Company accounts for income taxes using the liability method prescribed by ASC 740, "Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the year that includes the enactment date.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of December 31, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed a write-down of long-lived assets were required during 2018, as discussed in the following “website and development costs” section. There can be no assurances that future impairment tests will not result in further charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. During the years ended December 31, 2019 and 2018, the Company’s costs related to the development of the Medixall website platform had met the capitalization requirements. The Company engaged an appraiser to perform an impairment analysis of the capitalized website and development costs as of December 31, 2019. The impairment analysis was performed based upon a cost approach, specifically the cost to recreate or reproduce the asset using actual historical cost incurred, adjusted by consumer price index and taxes. The analysis resulted in an impairment loss of $0 and $86,670 for the years ended December 31, 2019 and 2018, respectively.

Recently Issued Accounting Pronouncements

See Note 3 to our consolidated financial statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of our Company as of December 31, 2019 and 2018 and for the years then ended are set forth in the Form 10-K beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our President (Chief Executive Officer) and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2019.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019, based on the following deficiencies.

•

Weakness in Accounting and Finance Personnel: We have no accounting staff and we do not have any employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing consolidated financial statements.

•

We have written accounting policies and control procedures, but we do not have any staff to implement the related controls. Management had determined that this lack of the implementation of segregation of duties, as required by our written procedures, represents a material weakness in our internal records.

•

Internal control has at its core a basic tenant segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes carious asset controls and recording duties and function to different employees. This lack of segregation of duties had been evaluated by management and has been deemed to be a material control deficiency.

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for the consolidated financial statements that a material misstatement will not be prevented or detected on a timely basis by the Company’s internal controls.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Such internal controls over financial reporting were designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to consolidated financial statement preparation and presentation.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers. We have a Board comprised of three members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Position(s) and Office(s) Held
Timothy S. Hart	61	Chief Financial Officer, Treasurer, Secretary, Director
Neil Swartz	57	Interim Chief Executive Officer, Chairman of the Board of Directors
Noel Guillama	60	Director

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

Neil Swartz. Mr. Swartz served as Chairman and Director of the Company from July 29 to December 11 in 2013, and from May 9, 2018 to current. Previously Mr. Swartz served as president, chief executive officer and director of TurnKey Capital, Inc. from January 23, 2014 to October 3, 2014. From 2009 till present Mr. Swartz has been president and CEO of TBG Holdings Corp. (“TBG”). TBG is a financial consulting firm that works with public and private companies, bringing a sophisticated and efficient approach to structuring their capital, allowing them to take advantage of the existing foundation and continued development. Mr. Swartz’ business experience includes titles such as managing director of Sunbelt South East Florida, LLC, a business brokerage of mergers and acquisitions firm with 350 offices worldwide. Prior to TBG and Sunbelt, Swartz was chairman and CEO of a software company, which he took public on the Nasdaq Small Cap Market. Under his management, the company went from building one product to over thirty products with in-house manufacturing capabilities. Mr. Swartz is a CPA and received his BS degree in accounting from Northeastern University. He is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

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

Prior to this, Mr. Guillama was the Founder, Chairman, President and Chief Executive Officer of Metropolitan Health Networks, Inc. (AMEX:MDF), a management services organization, from its inception in 1996 to 2000. Mr. Guillama left Metropolitan to develop Quantum; a new breed healthcare company designed to provide multi-faceted solutions industry wide. Mr. Guillama was VP of Development for MedPartners, Inc., a Birmingham, Alabama-based physician practice management company. Prior to MedPartners, he served as Director and Vice President of Operations for Quality Care Networks, Inc., a South Florida-based comprehensive group practice.

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

Corporate governance

Board of directors

The board of directors oversees our business affairs and monitors the performance of management. Directors are elected for a one-year term and hold office until their successors have been elected and duly qualified unless the director resigns or by reason of death or other cause is unable to serve in the capacity of director. If any director resigns, dies or is otherwise unable to serve out his or her term, or if the Board increases the number of directors, the Board may fill any vacancy by a vote of a majority of the directors then in office, although less than a quorum exists. A director elected to fill a vacancy shall serve for the unexpired term of his or her predecessor. Vacancies occurring by reason of the removal of directors without cause may only be filled by vote of the shareholders.

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

Director independence

We have three directors, one of which is independent.

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

Neil Swartz – Mr. Swartz’s experience and expertise in merger and acquisitions, financing, deal structuring and effective business management were factors considered by the Board in selecting Mr. Swartz to serve on the board.

In addition to the each of the individual skills and background described above, the Board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Director Compensation

We did not compensate our directors for their services on the Board during 2019 and 2018.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation recorded by us in the past two years for our principal executive officer and principal financial officer and each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2019.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neil Swartz Interim Chief Executive Officer (1)	2019	—	—	—	—	—	$240,000	$240,000
	2018	—	—	—	—	—	$150,000	$150,000
Timothy S Hart Chief Financial Officer (2)	2019	—	—	—	—	—	$476,275	$476,275
	2018	—	—	—	—	—	$250,000	$250,000

———————

(1)

There is no employment agreement between Mr. Swartz and the Company. Mr. Swartz did not earn any compensation as an individual. However, Mr. Swartz is 50% owner of TBG Holdings, LLC. During 2019 and 2018, the Company recognized $480,000 and $300,000, respectively, as related party management fees. As such, we have included 50% of the recognized expense in the table above.

(2)

There is no employment agreement between Mr. Hart and the Company. Mr. Hart did not earn any compensation as an individual. However, Mr. Hart is 50% owner of TBG Holdings, LLC. During 2019 and 2018, the Company recognized $480,000 and $300,000, respectively, as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above. Additionally, Mr. Hart provides services to the Company through a company he owns, R3 Accounting. During 2019 and 2018, the Company recognized expense related to R3 Accounting services of $236,275 and $100,000, respectively.

Outstanding Equity Awards at Fiscal Year-End Table

The Company had no outstanding equity awards as of December 31, 2019.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of May 14, 2020 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director, director nominee, and Named Executive Officer; and (iii) all executive officers and directors as a group:

	Title of Class
	Series A Convertible Preferred Stock			Common Stock
Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Common Stock Equivalents	% of Class (2)	Number of Shares Beneficially Owned (2)	% of Class (2)
Directors and Named Executive Officers
Timothy S. Hart(3)	88,298	8,300,000	33.3%	10,920,519	13.2%
Neil Swartz (4)	88,298	8,300,000	33.3%	10,920,519	13.2%
Noel Guillama (5)	88,298	8,300,000	33.3%	7,500,000	9.1%
All current directors and officers as a group	264,894	24,900,000	100%	29,341,038	35.4%

5% shareholders
TBG Holdings Corp.	—	—	—	10,920,519	13.2%
Timothy S. Hart(3)	88,298	8,300,000	33.3%	10,920,519	13.2%
Neil Swartz (4)	88,298	8,300,000	33.3%	10,920,519	13.2%
The Quantum Group, Inc.	—	—	—	6,500,000	7.9%
Guillama 2, Inc. (5)	88,298	8,300,000	33.3%	7,500,000	9.1%

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

(2)

Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 82,799,555 shares of common stock issued (or issuable) and outstanding on a fully diluted basis as of May 14, 2020. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)

Includes a) 88,298 shares of Series A Convertible Preferred Stock convertible into 8,300,000 shares of common stock; and b) 10,920,519 shares of common stock held by TBG Holdings Corp which Mr. Hart is a principal and in such capacity, Mr. Hart may be deemed to have beneficial ownership of these shares.

(4)

Includes a) 88,298 shares of Series A Convertible Preferred Stock convertible into 8,300,000 shares of common stock; and b) 10,920,519 shares of common stock held by TBG Holdings Corp which Mr. Swartz is a principal and in such capacity, Mr. Swartz may be deemed to have beneficial ownership of these shares.

(5)

Includes a) 88,298 shares of Series A Convertible Preferred Stock convertible into 8,300,000 shares of common stock, 6,500,000 shares of common stock held by The Quantum Group, Inc., which company is controlled by Mr. Guillama a director and 1,000,000 shares of common stock held by Guillama 2, Inc. which is owned by Noel Guillama a director. In such capacity, Mr. Guillama may be deemed to have beneficial ownership of these shares.

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

The following are related party transactions for the fiscal years ended December 31, 2019 and 2018:

Pursuant to an agreement dated June 2013 and amended in May 2019, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a revised monthly fee of $40,000. During the years ended December, 2019 and 2018, the Company expensed $480,000 and $300,000, respectively, of related party management fees related to this agreement.

R3 Accounting LLC, (“R3”) owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During years ended December 31, 2019 and 2018, the Company expensed $236,275 and $100,000, respectively, related to R3 services.

Accounts receivable (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At December 31, 2019	At December 31, 2018
TBG	$(241,870)	$160,590
R3	(19,931)	(21,931)
	$(261,801)	$138,659

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Hacker, Johnson & Smith, P.A. (“Hacker”) currently serves as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal years ended December 31, 2019 and 2018. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to Hacker, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

	2019	2018
Audit Fees	$38,000	$28,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$38,000	$28,000

Audit Fees — This category includes the audit of our annual consolidated financial statements, review of condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2019 and 2018 were pre-approved by the entire board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets as of December 31, 2019 and 2018
•	Consolidated Statements of Operations for the years ended December 31, 2019 and 2018
•	Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2019 and 2018
•	Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
•	Notes to Consolidated Financial Statements

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

MediXall Group, Inc.

Dated: May 14, 2020	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Hart	Chief Financial Officer and Director (principal financial and accounting officer)	May 14, 2020
Timothy S. Hart

/s/ Neil Swartz	Interim Chief Executive Officer (principal executive officer)	May 14, 2020
Neil Swartz

/s/ Noel Guillama	Director	May 14, 2020
Noel Guillama

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors MediXall Group, Inc.

Fort Lauderdale, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MediXall Group, Inc. and Subsidiaries (the "Company"), as of December 31, 2019 and 2018 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fort Lauderdale, Florida

May 14, 2020

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2019	2018

ASSETS
CURRENT ASSETS:
Cash	$446,219	$201,509
Accounts receivable - related party	—	160,590
Total current assets	446,219	362,099

Furniture and equipment, net	21,662	15,164

Right-of-use lease asset	113,395	—

Website and development costs	356,704	351,457

Total assets	$937,980	$728,720

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$160,780	$163,828
Accounts payable and accrued expenses - related party	261,801	21,931
Operating lease liability	71,362	—

Total current liabilities	493,943	185,759

Operating lease liability	46,277	—

Total liabilities	540,220	185,759

Contingencies (Notes 1, 7 and 10)

STOCKHOLDERS' EQUITY:
Series A Convertible Preferred stock, $0.001 par value, 5,000,000 authorized; 264,894 issued and outstanding in 2019 and 2018	265	265
Common Stock, $0.001 Par Value 750,000,000 shares authorized; 80,952,555 and 69,642,554 shares issued and outstanding	80,953	69,642
Additional paid-in capital	13,966,326	10,701,887
Accumulated deficit	(13,649,784)	(10,228,833)

Total stockholders' equity	397,760	542,961

Total liabilities and stockholders' equity	$937,980	$728,720

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2019	2018

Revenue	$2,685	$1,858

Operating Expenses
Professional fees	949,450	396,112
Professional fees - related party	236,275	100,000
Management fee - related party	480,000	300,000
Personnel related expenses	1,373,786	1,711,407
Impairment of website and development cost	—	86,670
Other selling, general and administrative	384,125	391,098
Total Operating Expenses	3,423,636	2,985,287
Loss before income taxes	(3,420,951)	(2,983,429)
Income taxes	—	—
Net loss	$(3,420,951)	$(2,983,429)

Net loss per common share - basic and diluted	$(0.05)	$(0.05)

Weighted average number of common shares outstanding during the years - basic and diluted	74,134,225	65,012,738

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2019 and 2018

	Series A Voting
	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2017	264,894	$265	60,337,382	$60,337	$7,190,572	$(7,245,404)	$5,770

Proceeds received pursuant to Private Placement Memorandum, net of $309,783 offering costs	—	—	7,632,231	7,632	2,509,223	—	2,516,855
Common stock issued for services	—	—	1,662,941	1,663	996,102	—	997,765
Common stock issued to settle legal matter			10,000	10	5,990	—	6,000
Net loss	—	—	—	—	—	(2,983,429)	(2,983,429)
Balance, December 31 2018	264,894	$265	69,642,554	$69,642	$10,701,887	$(10,228,833)	$542,961

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs	—	—	9,963,500	9,964	2,592,535	—	2,602,499
Common stock issued for services	—	—	1,346,501	1,347	671,904	—	673,251
Net loss	—	—	—	—	—	(3,420,951)	(3,420,951)
Balance, December 31 2019	264,894	$265	80,952,555	$80,953	$13,966,326	$(13,649,784)	$397,760

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(3,420,951)	$(2,983,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,000	3,145
Common stock issued as compensation for services	643,251	997,765
Common stock issued to settle legal matter	—	6,000
Impairment of website and development cost	—	86,670
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	26,952	(140,993)
Accounts payable and accrued expenses - related party	239,870	(55,600)
Amortization of right-of-use lease asset	65,946	—
Operating lease liability	(61,702)	—
Accounts receivable - related party	160,590	(138,799)
Net cash used in operating activities	(2,342,044)	(2,225,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(10,498)	(7,292)
Website development costs	(5,247)	(274,253)
Net cash used in investing activities	(15,745)	(281,545)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from the sale of common stock, net of offering costs	2,602,499	2,516,855

Net increase in cash	244,710	10,069
Cash at beginning of year	201,509	191,440

Cash at end of year	$446,219	$201,509

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Reclassification of stock compensation from accounts payable and
accrued expenses to common stock	$30,000	$—
Right-of-use lease asset obtained in exchange for operating lease liabilities	$179,341	$—

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2019

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

Note 2 – Going Concern

The Company has an accumulated deficit of $13,649,784 at December 31, 2019, and does not have sufficient operating cash flows. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to December 31, 2019, the Company has issued 1,847,000 shares for total proceeds of $486,750.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to GAAP.  The following summarizes the more significant of these policies and practices.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2019

Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that no events require disclosure in these consolidated financial statements except as discussed in Note 10.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near-term relate to the determination of the impairment of website and development cost. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make this estimate. Although considerable variability is likely to be inherent in this estimate, management believes that the amount provided is reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustments are reflected in operations.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure. Additionally, the Company faces significant risk and uncertainty related to the COVID-19 pandemic. Please see Note 10 for further discussion.

Cash

Cash is limited to interest and noninterest-bearing accounts in multiple financial institutions. Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash deposits in excess of the Federal Deposit Insurance Corporation ("FDIC"). The cash accounts are spread among several financial institutions to ensure they are fully insured by the FDIC.

Furniture and Equipment, Net

Furniture and equipment are carried at cost, less accumulated depreciation. Major improvements are capitalized, while repair and maintenance are expensed when incurred. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in operations.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2019

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

Income Taxes

The Company accounts for income taxes using the liability method prescribed by ASC 740, "Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the year that includes the enactment date.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of December 31, 2019. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2019

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

Following is the computation of basic and diluted loss per share for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(3,420,951)	$(2,983,429)

Denominator:
Weighted average number of common shares outstanding	74,134,225	65,012,738

Basic and diluted LPS	$(0.05)	$(0.05)

Potentially dilutive securities not included in the calculation of diluted net loss per share attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	24,900,000	24,900,000

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 is intended to improve financial reporting of leasing transactions by requiring organizations that lease assets to recognize assets and liabilities for the rights and obligations created by leases on the consolidated balance sheet. The Company adopted ASU 2016-02 on January 1, 2019. Our only lease at the adoption date was an operating lease with a 4 year term, commenced in January 2018, does not offer any options to extend, and does contain a rent escalation clause. The effect of this ASU increased consolidated assets and consolidated liabilities by $179,341, at the adoption date. The discount rate used in this calculation was 6.0%. For operating leases, the asset and liability are expensed over the lease term on a straight-line basis, with all cash flows included in the operating section of the consolidated statement of cash flows.

On December 18, 2019, the Financial Accounting Standards Board issued the Accounting Standards Update 2019-12 “Income taxes (Topic 740)—Simplifying the accounting for income taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles and also improve consistent application by clarifying and amending existing guidance, such as franchise taxes and interim recognition of enactment of tax laws or rate changes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2019

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed a write-down of long-lived assets was required during 2018, as discussed in the following “website and development costs” section. There can be no assurances that future impairment tests will not result in further charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. During the years ended December 31, 2019 and 2018, the Company’s costs related to the development of the Medixall website platform had met the capitalization requirements. The Company engaged an appraiser to perform an impairment analysis of the capitalized website and development costs as of December 31, 2019. The impairment analysis was performed based upon a cost approach, specifically the cost to recreate or reproduce the asset using actual historical cost incurred, adjusted by consumer price index and taxes. The analysis resulted in an impairment loss of $0 and $86,670 for the years ended December 31, 2019 and 2018, respectively.

Note 4 – Stockholders Equity

During the year ended December 31, 2019, we entered into the following securities related transactions:

•	Received proceeds of $2,602,499 net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 9,963,500 shares of restricted common stock were issued.
•	Issued 1,346,501 shares of restricted common stock as compensation for services rendered by employees, advisors, and independent contractors of the Company with a fair market value of $673,251.

During the year ended December 31, 2018, we entered into the following securities related transactions:

•	Received proceeds of $2,516,855, net of offering costs of $309,783, pursuant to a Private Placement Memorandum and for which 7,632,231 shares of restricted common stock were issued.
•	Issued 1,662,941 shares of restricted common stock as compensation for services rendered by employees, advisors, and independent contractors of the Company with a fair market value of $997,765.
•	Issued 10,000 shares of restricted common stock with a value of $6,000 as settlement for a legal matter.

Note 5 – Preferred Stock

The 264,894 outstanding preferred shares are convertible into 24,900,000 common shares. The preferred shares do not pay dividends. The number of votes for the preferred shares shall be the same as the amount of shares of common shares that would be issued upon conversion.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2019

Note 6 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended in May 2019, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a revised monthly  fee of $40,000. During the years ended December 31, 2019 and 2018, the Company expensed $480,000 and $300,000, respectively, of related party management fees related to this agreement.

R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the years ended December 31, 2019 and 2018, the Company expensed $236,275 and $100,000, respectively, related to R3 services.

Accounts receivable (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At December 31, 2019	At December 31, 2018
TBG	$(241,870)	$160,590
R3	(19,931)	(21,931)
	$(261,801)	$138,659

Note 7 –Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's consolidated financial statements.

Note 8 – Lease

We adopted ASU 2016-02, Leases on January 1, 2019, which resulted in the recognition of one operating lease on the consolidated balance sheet in 2019 and forward. See Note 3 – Recent Pronouncements for more information on the adoption of the ASU. We determine if a contract contains a lease at inception and recognize operating lease right-of-use asset and operating lease liability based on the present value of the future minimum lease payments at the adoption date. As our lease does not provide an implicit rate, we use our incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2019

The Company’s operating lease obligation is for the Company’s office facility. Our lease has a remaining lease term of approximately 1.6 years and does not offer an option to extend the lease. The components of lease expense and other lease information as of and during the years ended December 31, 2019 are as follows:

	Year Ended December 31,
	2019	2018
Operating Lease Expense Recognized	$75,263		$99,780
Cash paid for amounts included in measurement of lease liabilities	$71,795	$	N/A

N/A – Not applicable during 2018. The Company adopted ASU 2016-02 Leases on January 1, 2019.

At December 31, 2019

Operating lease right-of-use asset	$113,395
Operating lease liability	$117,639
Weighted-average remaining lease term	1.6 years
Weighted-average discount rate	6.0%

Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liability is as follows:

At December 31, 2019
2020	$76,452
2021	$46,182
Total future minimum lease payments	$122,634
Less imputed interest	$(4,995)
Total operating lease liability	$117,639

Note 9 – Income Taxes

A reconciliation of differences between the effective income tax rates and the statutory federal rates is as follows:

	2019		2018
	Rate	Amount	Rate	Amount
Tax benefit at US statutory rate	21%	$718,400	21%	$626,520
State taxes, net of federal benefit	5%	171,048	5%	149,171
Change in valuation allowance	(26)%	(889,448)	(26)%	(775,691)
	—	$—	—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2019 and 2018 consisted of the following:

	2019	2018
Net Operating Loss Carryforward	$2,643,599	$1,754,151
Valuation Allowance	(2,643,599)	(1,754,151)
Total Net Deferred Tax Assets	$—	$—

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2019

As of December 31, 2019, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $9.1 million. These carryforwards will begin to expire in 2032. During the years ended December 31, 2019 and 2018, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future. The Company is no longer subject to examination by taxing authorities for the years before 2016.

Note 10 – Subsequent Events

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 Outbreak”). In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 Outbreak continues to evolve. The impact of the COVID-19 Outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 Outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

Note 11 – Stock Based Compensation

During 2019 and 2018, the Company issued common stock as compensation for services rendered by employees, advisors and independent contractors. All stock issuances are subject to approval of the Company’s board of directors. The Company values stock based compensation expense at fair value of the Company’s stock at date of issuance. The following summarizes stock based compensation:

Issued to	Number of Shares	Expense Recorded during the year ended December 31, 2019

Employees	430,833	$215,417
Advisors and Independent Contractors	915,668	457,834
	1,346,501	$673,251

Issued to	Number of Shares	Expense Recorded during the year ended December 31, 2018

Employees	1,398,333	$839,000
Advisors and Independent Contractors	264,608	158,765
	1,662,941	$997,765

The Company provides cash compensation in addition to stock compensation to advisors and independent contractors. Cash compensation to advisors and independent contractors was $220,000 and $95,000 during the years ended December 31, 2019 and 2018, respectively. The compensation expense to advisors and independent contractors is included in professional fees in the accompanying consolidated statements of operations. The compensation expense to employees is included in personnel related expenses in the accompanying consolidated statements of operations.