Form 10-Q
period 2020-03-31
MediXall Group, Inc.
filed 2020-06-16
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of June 16, 2020, the issuer had 88,656,930 shares of its common stock issued and outstanding.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by MediXall Group, Inc. (the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 14, 2020, the filing of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020 (this “Quarterly Report”), was delayed due to circumstances related to COVID-19 and its impact on the Company. Broward County, Florida, the county in which the Company maintains its principal executive office, was under a stay-at-home order and the majority of the Company’s accounting personnel were working remotely. This hampered the Company’s ability to collect and analyze the information needed to prepare and file the Quarterly Report by its original due date. The Company relied on the SEC’s Order Under Section 36 of the Securities Exchange Act of 1934 Modifying Exemptions From the Reporting and Proxy Delivery Requirements for Public Companies, dated March 25, 2020 (Release No. 34-88465), to delay the filing of this Quarterly Report.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$152,823	$446,219
Total current assets	152,823	446,219

Furniture and equipment, net	31,296	21,662

Right-of-use-operating lease asset	96,244	113,395

Website and development costs	356,704	356,704

Total assets	$637,067	$937,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$307,050	$160,780
Accounts payable and accrued expenses - related party	137,851	$261,801
Operating lease liability	73,608	71,362

Total current liabilities	518,509	493,943

Operating lease liability, net of current portion	27,068	46,277

Total liabilities	545,577	540,220

STOCKHOLDERS' EQUITY:
Convertible Preferred Series A stock, $0.001 par value, 5,000,000 authorized; 264,894 issued and outstanding	265	265
Common Stock, $0.001 par value 750,000,000 shares authorized; 86,823,930 and 80,952,555 shares issued and outstanding	86,824	80,953
Additional paid-in capital	15,505,270	13,966,326
Accumulated deficit	(15,500,869)	(13,649,784)

Total stockholders' equity	91,490	397,760

Total liabilities and stockholders' equity	$637,067	$937,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019

Revenue	$—	$332

Operating Expenses
Professional fees	647,264	197,845
Professional fees - related party	37,500	93,000
Management fee - related party	120,000	120,000
Personnel related expenses	961,490	254,776
Other selling, general and administrative	84,831	79,109
Total Operating Expenses	1,851,085	744,730
Loss before income taxes	(1,851,085)	(744,398)
Income taxes	—	—
Net loss	$(1,851,085)	$(744,398)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding during the periods - basic and diluted	84,671,714	71,014,160

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTH PERIODS ENDED MARCH 31, 2020 AND 2019

	Series A Voting
	Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	264,894	$265	69,642,554	$69,642	$10,701,887	$(10,228,833)	$542,961

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	2,351,000	2,351	605,523	—	607,874
Common stock issued for services (unaudited)	—	—	240,000	240	124,760	—	125,000
Net loss (unaudited)	—	—	—	—	—	(744,398)	(744,398)
Balance, March 31, 2019 (unaudited)	264,894	$265	72,233,554	$72,233	$11,432,170	$(10,973,231)	$531,437

Balance, December 31, 2019	264,894	$265	80,952,555	$80,953	$13,966,326	$(13,649,784)	$397,760

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	1,907,000	1,907	499,843	—	501,750
Common stock issued for services (unaudited)	—	—	3,964,375	3,964	1,039,101	—	1,043,065
Net loss (unaudited)	—	—	—	—	—	(1,851,085)	(1,851,085)
Balance, March 31, 2020 (unaudited)	264,894	$265	86,823,930	$86,824	$15,505,270	$(15,500,869)	$91,490

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,851,085)	$(744,398)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	1,000	1,000
Stock issued as compensation for services	1,043,065	95,000
Changes in operating assets and liabilities:
Accounts receivable - related party	—	(123,290)
Accounts payable and accrued expenses	146,270	30,272
Accounts payable and accrued expenses - related party	(123,950)	—
Right-of-use operating lease asset	17,151	16,200
Operating lease liability	(16,963)	(14,848)
Net cash used in operating activities	(784,512)	(740,064)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(10,634)	(3,922)
Website development costs	—	(5,247)
Net cash used in investing activities	(10,634)	(9,169)

CASH FLOWS FROM FINANCING ACTIVITIES -
Proceeds from the sale of common stock, net of offering costs	501,750	607,874

Net decrease increase in cash	(293,396)	(141,359)
Cash at beginning of period	446,219	201,509

Cash at end of period	$152,823	$60,150

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Reclassification of stock compensation from other liabilities to common stock	$—	$30,000

Right-of-use asset obtained in exchange for operating lease liabilities	$—	$179,341

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

The Company has the following wholly-owned subsidiaries: (1) IHL of Florida, Inc., which is dormant, (2) Medixall Financial Group, which is dormant, (3) Medixaid, Inc. which is dormant, and (4) MediXall.com, Inc. which was established to carry out the development and operation of our healthcare marketplace platform.

Note 2 – Going Concern

The Company generated no revenue in 2020 and nominal revenue in 2019. The Company has an accumulated deficit of $15,500,869 at March 31, 2020, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018 as included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to March 31, 2020, the Company has issued 1,833,000 shares of its common stock for total proceeds of $470,750.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the SEC rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2020 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Form 10-K, which was filed with the SEC on May 14, 2020.

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

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure. Additionally, the Company faces risk and uncertainty related to the COVID-19 pandemic. Please see Note 7 for further discussion.

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

Note 3 - Summary of Significant Accounting Policies, continued

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

Income Taxes

The Company accounts for income taxes using the liability method prescribed by the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification  740, "Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the period that includes the enactment date.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies, continued

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company records revenue when all of the following have occurred; (1) persuasive evidence of an arrangement exists, (2) service delivery has occurred, (3) the sales price to the customer is fixed or determinable, and (4) collectability is reasonably assured.

Revenue is recognized at point of sale, with no further obligations.

Share Based Payment Arrangements

The Company applies the fair value method in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company fair values the stock-based compensation at the market price for the Company's stock as of the date of issuance.

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted LPS is based on the number of basic weighted-average shares outstanding. The computation of diluted LPS does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on LPS. Therefore, when calculating LPS, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is antidilutive.

Following is the computation of basic and diluted loss per share for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
	2020	2019
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(1,851,085)	$(744,398)

Denominator:
Weighted average number of common shares outstanding	84,671,714	71,014,160

Basic and diluted LPS	$(0.02)	$(0.01)

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Preferred stock (convertible)	24,900,000	24,900,000

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies, continued

Recent Accounting Pronouncements

On December 18, 2019, the FASB issued Accounting Standards Update (“ASU 2019-12”) “Income taxes (Topic 740)—Simplifying the accounting for income taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles and also improve consistent application by clarifying and amending existing guidance, such as franchise taxes and interim recognition of enactment of tax laws or rate changes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its condensed consolidated financial statements.

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three month periods ended March 31, 2020 and 2019. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of March 31, 2020, the Company has met the capitalization requirements and has incurred $356,704 in costs related to the development of the MediXall platform.

Note 4 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended on May 20, 2019, TBG Holdings Corp. (“TBG”) was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a monthly fee of $40,000. During the three month periods ended March 31, 2020 and 2019, the Company expensed $120,000 of related party management fees related to this agreement.

R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the three month periods ended March 31, 2020 and 2019, the Company expensed $37,500 and $93,000, respectively, related to R3 services.

Accounts payable and accrued expenses to related parties are as follows:

Related Party	At March 31, 2020	At December 31, 2019
TBG	$117,920	$241,870
R3	19,931	19,931
	$137,851	$261,801

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

Note 6 – Pending Legal Matters

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's condensed consolidated financial statements.

Note 7 – Subsequent Events

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such forward-looking statements include statements regarding, among other things, matters associated with:

• our ability to continue as a going concern,
• our history of losses which we expect to continue,
• the significant amount of liabilities due to related parties,
• our ability to raise sufficient capital to fund our company,
• our ability to integrate acquisitions and the operations of acquired companies,
• the limited experience of our management in the operations of a public company,
• potential weaknesses in our internal control over financial reporting,
• increased costs associated with reporting obligations as a public company,
• a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,
• the ability of our board of directors to issue preferred stock without the consent of our stockholders,
• our management controls the voting of our outstanding securities,
• the conversion of shares of Series A preferred stock will be very dilutive to our existing common stockholders,
• risks associated with and unique to health care,
• risks associated with stability of the internet, data security, exposure to data breach, and
• risks associated with COVID-19

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2019 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “MediXall Group”, the “Company,” “we”, “us”, “our” and similar terms refer to MediXall Group, Inc., a Nevada corporation, and its wholly-owned subsidiaries.

GENERAL

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the Company’s results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with the unaudited condensed consolidated financial statements and the accompanying notes included in this Quarterly Report on Form 10-Q.

The MD&A is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Going Concern

We have incurred net losses of approximately $15.5 million since inception through March 31, 2020. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended March 31, 2020 Compared to the Three Month Period Ended March 31, 2019

Revenue

We had no revenue for the three months ended March 31, 2020 and nominal revenue for the three months ended March 31, 2019.

Operating Expenses

A summary of our operating expense for the three month periods ended March 31, 2020 and 2019 follows:

	Three Months Ended
	March 31,		Increase /
	2020	2019	(Decrease)
Operating expense
Professional fees	$647,264	$197,845	$449,419
Professional fees – related party	37,500	93,000	(55,500)
Management fee – related party	120,000	120,000	-
Personnel related expenses	961,490	254,776	706,714
Other selling, general, and administrative	84,831	79,109	5,722
Total operating expense	$1,851,085	$744,730	$1,106,355

Operating expenses increased $1,106,355, or 149%, to $1,851,085 in the three months ended March 31, 2020 compared to $744,730 in the same period in 2019. The increase in total operating expenses is primarily due to:

(1)

An increase in professional fees of $449,419 which resulted from the Company issuing 1,539,375 shares of its restricted common stock for consulting services. The restricted common stock issued had an aggregate fair market value of $405,024.

(2)

Professional fee-related party decreased in the three months ended March 31, 2020 due to fewer fees charged by R3 (discussed in Note 4).

(3)

The increase in personnel related expenses of $706,714 is due to more shares of restricted common stock being issued for services to employees in 2020 compared to 2019.

We expect expenses to continue to increase as we move forward with launching the platform.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At March 31, 2020, we had $152,823 in cash and a net working capital deficit of $365,686.

For the three month period ended March 31, 2020, we raised $501,750 from sales of our common stock, net of offering costs of $0, and for the three month period ended March 31, 2019, we raised $607,874, net of offering cost of $0.

Net cash used in operating activities for three month period ended March 31, 2020 was $784,512, as compared to $740,064 for the three month period ended March 31, 2019. This change primarily results from our increased net loss, offset by fluctuations in accounts payable and accrued expenses, accounts payable and accrued expenses-related party and the issuance of common stock to employees for services rendered.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2020.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2020, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

From time to time, the Company may be subject of pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended March 31, 2020, we:

•

Received proceeds of $501,750, net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 1,907,000 shares of restricted common stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933 (“Securities Act”), as amended, pursuant to section 4(a)(2) thereof.

•

Issued 3,964,375 restricted shares of common stock as compensation for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $1,043,065. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act, pursuant to section 4(a)(2) thereof.

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

MediXall Group, Inc.

Dated: June 16, 2020	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: June 16, 2020	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer (Principal Executive Officer)