Form 10-Q
period 2020-06-30
MediXall Group, Inc.
filed 2020-08-14
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

As of August 14, 2020, the issuer had 92,683,930 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART 1.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$572,426	$446,219
Accounts receivable - related party	45,430	—
Total current assets	617,856	446,219

Furniture and equipment, net	32,091	21,662

Right-of-use-operating lease asset	79,093	113,395

Website and development costs	371,304	356,704

Total assets	$1,100,344	$937,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$318,500	$160,780
Accounts payable and accrued expenses - related party	19,931	261,801
Operating lease liability	75,887	71,362

Total current liabilities	414,318	493,943

Operating lease liability, net of current portion	7,826	46,277
Long-term debt	165,720	—

Total liabilities	587,864	540,220

STOCKHOLDERS' EQUITY:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized; 500,000 and 0 issued and outstanding at June 30, 2020 and December 31, 2019	500	—
Common Stock, $0.001 par value 750,000,000 shares authorized; 91,053,930 and 80,952,555 shares issued and outstanding at June 30, 2020 and December 31, 2019	91,054	80,953
Additional paid-in capital	17,067,540	13,966,326
Accumulated deficit	(16,646,879)	(13,649,784)

Total stockholders' equity	512,480	397,760

Total liabilities and stockholders' equity	$1,100,344	$937,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

Revenue	$—	$1,114	$—	$1,446

Operating Expenses
Professional fees	257,177	118,979	904,441	316,824
Professional fees - related party	103,500	37,550	141,000	130,550
Management fee - related party	120,000	120,000	240,000	240,000
Personnel related expenses	608,337	302,270	1,569,827	557,046
Other selling, general and administrative	56,996	92,680	141,827	171,789
Total Operating Expenses	1,146,010	671,479	2,997,095	1,416,209
Loss before income taxes	(1,146,010)	(670,365)	(2,997,095)	(1,414,763)
Income taxes	—	—	—	—
Net loss	$(1,146,010)	$(670,365)	$(2,997,095)	$(1,414,763)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average number of common shares outstanding during the periods - basic and diluted	87,751,941	72,929,763	86,211,828	71,977,253

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2020 AND 2019

	Series A Voting		Series B Voting
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	264,894	$265	—	$—	69,642,554	$69,642	$10,701,887	$(10,228,833)	$542,961

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	—	—	2,351,000	2,351	605,523	—	607,874
Common stock issued for services (unaudited)	—	—	—	—	240,000	240	124,760	—	125,000
Net loss (unaudited)	—	—	—	—	—	—	—	(744,398)	(744,398)
Balance, March 31, 2019 (unaudited)	264,894	265	—	—	72,233,554	72,233	11,432,170	(10,973,231)	531,437

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	—	—	1,471,500	1,472	390,155	—	391,627
Net loss (unaudited)	—	—	—	—	—	—	—	(670,365)	(670,365)
Balance, June 30, 2019 (unaudited)	264,894	$265	—	$—	73,705,054	$73,705	$11,822,325	$(11,643,596)	$252,699

Balance, December 31, 2019	264,894	$265			80,952,555	$80,953	$13,966,326	$(13,649,784)	$397,760

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	—	—	1,907,000	1,907	499,843	—	501,750
Common stock issued for services (unaudited)	—	—	—	—	3,964,375	3,964	1,039,101	—	1,043,065
Net loss (unaudited)	—	—	—	—	—	—	—	(1,851,085)	(1,851,085)
Balance, March 31, 2020 (unaudited)	264,894	265	—	—	86,823,930	86,824	15,505,270	(15,500,869)	91,490

Proceeds received pursuant to Private Placement Memorandum, net of $3,000 offering cost (unaudited)	—	—		—	2,350,000	2,350	594,650	—	597,000
Proceeds received from sale of Preferred Stock	—	—	500,000	500	—	—	499,500	—	500,000
Common stock issued for services (unaudited)	—	—	—	—	1,880,000	1,880	468,120	—	470,000
Net loss (unaudited)	—	—	—	—	—	—	—	(1,146,010)	(1,146,010)
Balance, June 30, 2020 (unaudited)	264,894	$265	500,000	$500	91,053,930	$91,054	$17,067,540	$(16,646,879)	$512,480

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(2,997,095)	$(1,414,763)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation	2,000	2,000
Stock issued as compensation for services	1,513,065	95,000
Changes in operating assets and liabilities:
Accounts receivable - related party	(45,430)	115,710
Accounts payable and accrued expenses	157,720	58,195
Accounts payable and accrued expenses - related party	(241,870)	—
Right-of-use operating lease asset	34,302	32,622
Operating lease liability	(33,926)	(29,920)
Net cash used in operating activities	(1,611,234)	(1,141,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(12,429)	(3,922)
Website development costs	(14,600)	(5,247)
Net cash used in investing activities	(27,029)	(9,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	1,098,750	999,501
Proceeds from the sale of preferred stock	500,000	—
Proceeds from long term debt	165,720	—
Net cash provided by financing activities	1,764,470	999,501

Net increase (decrease) in cash	126,207	(150,824)
Cash at beginning of period	446,219	201,509

Cash at end of period	$572,426	$50,685

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Reclassification of stock compensation from other liabilities to common stock	$—	$30,000
Right-of-use operating lease asset obtained in exchange for operating lease liability	$—	$179,341

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 - Organization and Nature of Operation

MediXall Group, Inc. (the "Company “or “MediXall” or “We”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. The Company had various name changes since, to reflect changes in the Company’s operating strategies.

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

The Company has the following wholly-owned subsidiaries: (1) IHL of Florida, Inc., which is dormant, (2) Medixall Financial Group, which is dormant, (3) Medixaid, Inc., and (4) MediXall.com, Inc., which were established to carry out the development and operation of our healthcare marketplace platform.

Note 2 – Going Concern

The Company generated no revenue in 2020 and nominal revenue in 2019. The Company has an accumulated deficit of $16,646,879 at June 30, 2020, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018 as included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to June 30, 2020, the Company has issued 1,630,000 shares of its common stock for total proceeds of $408,000.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the SEC rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2020 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on May 14, 2020.

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

Subsequent Events

Management has evaluated events occurring subsequent to the condensed consolidated balance sheet date, through August 14, 2020, which is the date the condensed consolidated financial statements were issued, determining no events require disclosure in these condensed consolidated financial statements, with the exception of the matters described in Note 8.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies, continued

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure. Additionally, the Company faces risk and uncertainty related to the COVID-19 pandemic. Please see Note 8 for further discussion.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

Following is the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(1,146,010)	$(670,365)	$(2,997,095)	$(1,414,763)

Denominator:
Weighted average number of common shares outstanding	87,751,941	72,929,763	86,211,828	71,977,253

Basic and diluted LPS	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A Preferred stock (convertible)	24,900,000	24,900,000	24,900,000	24,900,000
Series B Preferred stock (convertible)	2,000,000	—	2,000,000	—

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies, continued

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the six month periods ended June 30, 2020 and 2019. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of June 30, 2020, the Company has met the capitalization requirements and has incurred $371,304 in costs related to the development of the MediXall platform.

Note 4 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended on May 20, 2019, TBG Holdings Corp. (“TBG”) was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Neil Swartz and Timothy Hart are the Company’s sole members of the Board of Directors. Under this agreement, we pay TBG a monthly fee of $40,000. During the three and six month periods ended June 30, 2020 and 2019, the Company expensed $120,000 and $240,000, respectively, of related party management fees related to this agreement.

R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the three and six month periods ended June 30, 2020 and 2019, the Company expensed $103,500 and $37,550 and $141,000 and $130,550, respectively, related to R3 services.

Accounts receivable / (Accounts payable and accrued expenses) to related parties are as follows:

Related Party	At June 30, 2020	At December 31, 2019
TBG	$45,430	$(241,870)
R3	(19,931)	(19,931)
	$25,499	$(261,801)

Note 5 – Long Term Debt

During May 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $165,720. The loan matures in May 2022 and bears an interest rate of 1%.  Monthly payments on the loan are deferred for six months. The Small Business Administration will forgive the loan if certain employee retention criteria are met and the proceeds are used for eligible expenses.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Preferred Stock

The 264,894 outstanding Series A preferred shares are convertible into 24,900,000 common shares. The preferred shares do not pay dividends. The number of votes for the preferred share shall be the same as the amount of shares of common shares that would be issued upon conversion.

On June 24, 2020, the Company filed with the Secretary of State of the State of Nevada (the “Secretary of State”) a certificate of designation (the “Certificate of Designation”) of Series B Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”). The Certificate of Designation was effective upon filing with the Secretary of State and designated a new series of preferred stock of the Company as Series B Convertible Preferred Stock with 4,000,000 shares authorized for issuance.

Upon the occurrence of the events as set forth in paragraph (a) or (b) below, each share of Series B Preferred Stock shall be converted into four (the “Conversion Ratio”) fully paid and non-assessable shares of common stock or any shares of capital stock or other securities of the Company into which such common stock shall hereafter be changed or reclassified (the “Conversion Shares”) as set forth in the Certificate of Designation.

(a)       Automatic Conversion

Immediately upon the listing of the common stock for trading on the New York Stock Exchange or the Nasdaq Stock Market, all of the issued and outstanding shares of Series B Preferred Stock shall automatically be converted into Conversion Shares without any further action of any holder of Series B Preferred Stock (each, a “Series B Holder” and collectively, “Series B Holders”).

(b)       Optional Conversion

A Series B Holder shall have the right at any time during the period beginning on the date which is six months following the date that the Series B Preferred Stock is initially issued and prior to any automatic conversion as provided in the Certificate of Designation, to convert all or any part of the outstanding Series B Preferred Stock held by such Series B Holder into Conversion Shares at the Conversion Ratio as provided in the Certificate of Designation, subject to limitations set forth in the Certificate of Designation.

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. At June 30, 2020, cumulative unpaid dividends on the Series B Preferred Stock amounted to $767.

Voting Rights

Each share of Series B Preferred Stock shall have a number of votes on any matter submitted to the holders of the Company’s common stock, or any class thereof, for a vote, equal to the number of Conversion Shares into which the Series B Preferred Stock is then convertible, and shall vote together with the common stock, or any class thereof, as applicable, as one class on such matter for as long as the share of Series B Preferred Stock is issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 7 – Pending Legal Matters

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's condensed consolidated financial statements.

Note 8 – Subsequent Events

COVID 19 Pandemic

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

EGG Agreement

On September 13, 2019, TurnKey Capital, Inc. (“TurnKey”), a related party of the Company, entered into a Definitive Acquisition Agreement (the “DAA”) with Egg Health Hub, Inc. (“EGG”), pursuant to which EGG would become a wholly owned subsidiary of TurnKey. EGG has no employees, does not currently conduct operations and has no financial assets and liabilities.

EGG is a brand new model for healthcare and wellness that brings together top physicians and wellness professionals into co-practicing communities with shared access to a full-stack technology platform – scheduling, billing, client acquisition, and telemedicine – and flexible access to beautiful office space designed to optimize both the physician and client experience. The Company believes that this model creates a compelling new option for re-tenanting traditional shopping centers and mixed-use space that landlords see as a true traffic generator.

On July 27, 2020, the Company and TurnKey entered into an assignment of the DAA. As a result of the COVID-19 outbreak, TurnKey determined that the original opportunity that existed with EGG was no longer practical in the short-term. The Company and TurnKey believed, however, that the EGG concept remained a viable concept on a virtual basis, and the Company possesses the infrastructure and willingness to pursue this opportunity. In exchange for 1,000,000 shares of the Company’s common stock, TurnKey assigned its interest in the DAA to the Company. The assignment of interest of the DAA from TurnKey to the Company will be accounted at historical cost as a transaction under common ownership that lacks commercial substance. Accordingly there will be no gain or loss recognized with respect to this transaction.

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

OVERVIEW

MediXall is a technology and innovation-driven organization that is developing a new generation healthcare marketplace platform to address the growing needs of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The cloud-based MediXall.com platform connects patients with healthcare providers and wellness services. The Company’s targeted marketplace is Florida, with plans for a nationwide roll-out.

MediXall seeks to revolutionize the medical industry by improving communication; providing better technology and support services; and enabling more efficient, cost-effective healthcare for the consumer. By approaching the healthcare ecosystem as a whole, MediXall seeks to create, invest and incubate companies that embody its mission statement.

Going Concern

We have incurred net losses of approximately $16.6 million since inception through June 30, 2020. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended June 30, 2020 Compared to the Three Month Period Ended June 30, 2019

Revenue

We had no revenue for the three months ended June 30, 2020 and nominal revenue for the three months ended June 30, 2019.

Operating Expenses

A summary of our operating expense for the three month periods ended June 30, 2020 and 2019 follows:

	Three Months Ended
	June 30,		Increase /
	2020	2019	(Decrease)
Operating expense
Professional fees	$257,177	$118,979	$138,198
Professional fees – related party	103,500	37,550	65,950
Management fee – related party	120,000	120,000	—
Personnel related expenses	608,337	302,270	306,067
Other selling, general, and administrative	56,996	92,680	(35,684)
Total operating expense	$1,146,010	$671,479	$474,531

Operating expenses increased $474,531, or 71%, to $1,146,010 in the three months ended June 30, 2020 compared to $671,479 in the same period in 2019. The increase in total operating expenses is primarily due to:

(1)

An increase in professional fees of $138,198 which primarily resulted from the Company issuing 575,000 shares of its restricted common stock for consulting services.  The restricted common stock issued had an aggregate fair market value of $143,750.

(2)

Professional fees-related party increased during the three months ended June 30, 2020 due to increased work performed by R3, related to COVID-19 relocation, issuance of the PPP loan and the Series B preferred stock which resulted in additional fees.

(3)

The increase in personnel related expenses of $306,067 primarily resulted from the Company issuing 1,305,000 shares of its restricted common stock for employee services. The restricted common stock issued had an aggregate fair market value of $326,250.

We expect expenses to continue to increase as we move forward with further enhancing the platform.

Six Month Period Ended June 30, 2020 Compared to the Six Month Period Ended June 30, 2019

Revenue

We had no revenue for the six months ended June 30, 2020 and nominal revenue for the six months ended June 30, 2019.

Operating Expenses

A summary of our operating expense for the six month periods ended June 30, 2020 and 2019 follows:

	Six Months Ended
	June 30,		Increase /
	2020	2019	(Decrease)
Operating expense
Professional fees	$904,441	$316,824	$587,617
Professional fees – related party	141,000	130,550	10,450
Management fee – related party	240,000	240,000	-
Personnel related expenses	1,569,827	557,046	1,012,781
Other selling, general, and administrative	141,827	171,789	(29,962)
Total operating expense	$2,997,095	$1,416,209	$1,580,886

Operating expenses increased $1,580,886, or 112%, to $2,997,095 in the six months ended June 30, 2020 compared to $1,416,209 in the same period in 2019. The increase in total operating expenses is primarily due to:

(1)

An increase in professional fees of $587,617 which primarily resulted from the Company issuing 2,114,375 shares of its restricted common stock for consulting services. The restricted common stock issued had an aggregate fair market value of $548,774.

(2)

The increase in personnel related expenses of $1,012,781 primarily resulted from the Company issuing 3,730,000 shares of its restricted common stock for employee services. The restricted common stock issued had an aggregate fair market value of $964,291.

We expect expenses to continue to increase as we move forward with further enhancing the platform.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At June 30, 2020, we had $572,426 in cash and net working capital of $203,538.

For the six month period ended June 30, 2020, we raised $1,098,750 from sales of our common stock, net of offering costs of $3000, and for the six month period ended June 30, 2019, we raised $999,501, net of offering cost of $0. For the six month period ended June 30, 2020, we raised $500,000 from sale of Series B preferred stock. There were no such sales for the six month period ended June 30, 2019.

For the six month period ended June 30, 2020, we received $165,720 from the issuance of long term debt, (discussed in Note 5). There were no such issuances for the six month period ended June 30, 2019.

Net cash used in operating activities for six month period ended June 30, 2020 was $1,611,234, as compared to $1,141,156 for the six month period ended June 30, 2019. This change primarily results from our increased net loss, offset by fluctuations in accounts receivable – related party, accounts payable and accrued expenses, accounts payable and accrued expenses-related party and the issuance of common stock to employees for services rendered.

Our primary source of capital to develop and implement our business plan has been from sales of common and preferred stock.

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

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure. Additionally, the Company faces risk and uncertainty related to the COVID-19 pandemic. Please see Note 8 for further discussion.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the six month periods ended June 30, 2020 and 2019. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of June 30, 2020, the Company has met the capitalization requirements and has incurred $371,304 in costs related to the development of the MediXall platform.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2020.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2020, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six month period ended June 30, 2020, we:

•

Received proceeds of $1,098,750, net of offering costs of $3,000, pursuant to a Private Placement Memorandum and for which 4,257,000 shares of restricted common stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.

•

Received proceeds of $500,000, net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 500,000 shares of restricted Series B preferred stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

•

Issued 5,844,375 restricted shares of common stock as compensation for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $1,513,065. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof.

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

MediXall Group, Inc.

Dated: August 14, 2020	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 14, 2020	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer (Principal Executive Officer)