Form 10-Q
period 2020-09-30
MediXall Group, Inc.
filed 2020-11-17
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 17, 2020, the issuer had 96,510,930 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$519,451	$446,219
Prepaid expenses - related party	297,630	—
Total current assets	817,081	446,219

Furniture and equipment, net	27,536	21,662

Right-of-use-operating lease asset	61,425	113,395

Website and development costs	427,464	356,704

Total assets	$1,333,506	$937,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$348,489	$160,780
Accounts payable and accrued expenses - related party	19,931	261,801
Operating lease liability	65,457	71,362

Total current liabilities	433,877	493,943

Operating lease liability, net of current portion	—	46,277
Long term debt	165,719	—

Total liabilities	599,596	540,220

STOCKHOLDERS' EQUITY:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized; 777,560 issued and outstanding in 2020	778	—
Common Stock, $0.001 par value 750,000,000 shares authorized; 95,807,930 and 80,952,555 shares issued and outstanding	95,808	80,953
Additional paid-in capital	18,250,569	13,966,326
Accumulated deficit	(17,613,510)	(13,649,784)

Total stockholders' equity	733,910	397,760

Total liabilities and stockholders' equity	$1,333,506	$937,980

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

Revenue	$—	$807	$—	$2,253

Operating Expenses
Professional fees	241,454	131,988	1,145,895	448,812
Professional fees - related party	104,050	55,725	245,050	186,275
Management fee - related party	120,000	120,000	360,000	360,000
Personnel related expenses	428,633	311,556	1,998,460	868,602
Other selling, general and administrative	72,494	96,416	214,321	268,205
Total Operating Expenses	966,631	715,685	3,963,726	2,131,894
Loss before income taxes	(966,631)	(714,878)	(3,963,726)	(2,129,641)
Income taxes	—	—	—	—
Net loss	$(966,631)	$(714,878)	$(3,963,726)	$(2,129,641)

Net loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Weighted average number of common shares outstanding during the periods - basic and diluted	93,506,088	74,640,786	88,660,995	72,874,854

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

	Series A Voting		Series B Voting
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	264,894	$265	—	$—	69,642,554	$69,642	$10,701,887	$(10,228,833)	$542,961
Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	—	—	2,351,000	2,351	605,523	—	607,874
Common stock issued for services (unaudited)	—	—	—	—	240,000	240	124,760	—	125,000
Net loss (unaudited)	—	—	—	—	—	—	—	(744,398)	(744,398)
Balance, March 31, 2019 (unaudited)	264,894	265	—	—	72,233,554	72,233	11,432,170	(10,973,231)	531,437
Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	—	—	1,471,500	1,472	390,155	—	391,627
Net loss (unaudited)	—	—	—	—	—	—	—	(670,365)	(670,365)
Balance, June 30, 2019 (unaudited)	264,894	265	—	—	73,705,054	73,705	11,822,325	(11,643,596)	252,699
Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	—	—	1,711,000	1,711	631,289	—	633,000
Common stock issued for services (unaudited)	—	—	—	—	52,668	53	26,281	—	26,334
Net loss (unaudited)	—	—	—	—	—	—	—	(714,878)	(714,878)
Balance, September 30, 2019 (unaudited)	264,894	$265	—	$—	75,468,722	$75,469	$12,479,895	$(12,358,474)	$197,155

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)(CONTINUED)

THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2020 AND 2019

	Series A Voting		Series B Voting
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	264,894	$265	—	—	80,952,555	$80,953	$13,966,326	$(13,649,784)	$397,760
Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	—	—	1,907,000	1,907	499,843	—	501,750
Common stock issued for services (unaudited)	—	—	—	—	3,964,375	3,964	1,039,101	—	1,043,065
Net loss (unaudited)	—	—	—	—	—	—	—	(1,851,085)	(1,851,085)
Balance, March 31, 2020 (unaudited)	264,894	265	—	—	86,823,930	86,824	15,505,270	(15,500,869)	91,490
Proceeds received pursuant to Private Placement Memorandum, net of $3,000 offering cost (unaudited)	—	—		—	2,350,000	2,350	594,650	—	597,000
Proceeds received from sale of Preferred Stock (unaudited)	—	—	500,000	500	—	—	499,500	—	500,000
Common stock issued for services (unaudited)	—	—	—	—	1,880,000	1,880	468,120	—	470,000
Net loss (unaudited)	—	—	—	—	—	—	—	(1,146,010)	(1,146,010)
Balance, June 30, 2020 (unaudited)	264,894	265	500,000	500	91,053,930	91,054	17,067,540	(16,646,879)	512,480
Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost (unaudited)	—	—	—	—	3,754,000	3,754	906,746	—	910,500
Proceeds received from sale of Preferred Stock (unaudited)	—	—	277,560	278	—	—	277,283	—	277,561
Common stock issued to related party (unaudited)	—	—	—	—	1,000,000	1,000	(1,000)	—	—
Net loss (unaudited)	—	—	—	—	—	—	—	(966,631)	(966,631)
Balance, September 30, 2020 (unaudited)	264,894	$265	777,560	$778	95,807,930	$95,808	$18,250,569	$(17,613,510)	$733,910

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,963,726)	$(2,129,641)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,000	3,000
Stock issued as compensation for services	1,513,065	121,334
Changes in operating assets and liabilities:
Prepaid expenses - related party	(297,630)	160,590
Accounts payable and accrued expenses	187,709	51,166
Accounts payable and accrued expenses - related party	(241,870)	20,319
Right-of-use operating lease asset	51,970	49,047
Operating lease liability	(52,182)	(44,991)
Net cash used in operating activities	(2,799,664)	(1,769,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(8,874)	(8,880)
Website development costs	(70,760)	(5,247)
Net cash used in investing activities	(79,634)	(14,127)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	2,009,250	1,632,501
Proceeds from the sale of preferred stock	777,561	—
Proceeds from long term debt	165,719	—
Net cash provided by financing activities	2,952,530	1,632,501

Net increase (decrease) in cash	73,232	(150,802)
Cash at beginning of period	446,219	201,509

Cash at end of period	$519,451	$50,707

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Reclassification of stock compensation from other liabilities to common stock	$—	$30,000
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$179,341
Common stock issued to related party	$1,000	$—

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

MediXall is a technology and innovation-driven organization that has developed a new generation healthcare marketplace platform seeking to address the growing needs of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The cloud-based MediXall.com platform seeks to connect patients with healthcare providers and wellness services. The Company’s targeted marketplace is Florida, with plans for a nationwide roll-out. Thus far, MediXall has launched the MediXall platform marketplace throughout Florida beginning in 2019 in a controlled launch and launched Health Karma throughout the U.S. in a beta release beginning in August 2020. Further discussion on our operations, mission, and initiatives can be found in the Management’s Discussion and Analysis section of this report.

The Company has the following wholly-owned subsidiaries: (1) IHL of Florida, Inc., which is dormant, (2) Medixall Financial Group, which is dormant, (3) Medixaid, Inc., and (4) MediXall.com, Inc., which were established to carry out the development and operation of our healthcare marketplace platform, and (5) Health Karma, Inc. which was established during the third quarter of 2020 to increase functionality of the MediXall platform.

Note 2 – Going Concern

The Company generated no revenue in 2020 and nominal revenue in 2019. The Company has an accumulated deficit of $17,613,510 at September 30, 2020, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

In its report with respect to the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018 as included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020, the Company’s independent auditors expressed substantial doubt about the Company’s ability to continue as a going concern. Because the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to September 30, 2020, the Company has issued 703,000 shares of its restricted common stock for total proceeds of $192,000 and issued 660,000 shares of its Series B preferred stock for total proceeds of $660,000.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the SEC rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2020 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2020. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on May 14, 2020.

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

Subsequent Events

Management has evaluated events occurring subsequent to the condensed consolidated balance sheet date, through November 17, 2020, which is the date the condensed consolidated financial statements were issued, determining all subsequent events have been disclosed.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of September 30, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

Following is the computation of basic and diluted loss per share for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(966,631)	$(714,878)	$(3,963,726)	$(2,129,641)

Denominator:
Weighted average number of common shares outstanding	93,506,088	74,640,786	88,660,995	72,874,854

Basic and diluted LPS	$(0.01)	$(0.01)	$(0.04)	$(0.03)

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A Preferred stock (convertible)	24,900,000	24,900,000	24,900,000	24,900,000
Series B Preferred stock (convertible)	3,110,240	—	3,110,240	—

Recent Accounting Pronouncements

On December 18, 2019, the FASB issued Accounting Standards Update (“ASU 2019-12”) “Income taxes (Topic 740)—Simplifying the accounting for income taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles and also improve consistent application by clarifying and amending existing guidance, such as franchise taxes and interim recognition of enactment of tax laws or rate changes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this accounting pronouncement to have a material impact on its condensed consolidated financial statements.

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the nine month periods ended September 30, 2020 and 2019. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of September 30, 2020, the Company has met the capitalization requirements and has incurred $427,464 in costs related to the development of the MediXall platform.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended on May 20, 2019, TBG Holdings Corp. (“TBG”) was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Neil Swartz and Timothy Hart are members of the Company’s Board of Directors. Under this agreement, we pay TBG a monthly fee of $40,000. During the three and nine month periods ended September 30, 2020 and 2019, the Company expensed $120,000 and $360,000, respectively, of related party management fees related to this agreement. At September 30, 2020, the Company had prepaid management fees related to the aforementioned agreement with TBG amounting to $297,630.  At December 31, 2019, there are no such prepaid expenses.

R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the three and nine month periods ended September 30, 2020 and 2019, the Company expensed $104,050 and $55,725 and $245,050 and $186,275, respectively, related to R3 services.

Prepaid expenses / (Accounts payable and accrued expenses) to related parties are as follows:

Related Party	At September 30, 2020	At December 31, 2019
TBG	$297,630	$(241,870)
R3	(19,931)	(19,931)
	$277,699	$(261,801)

EGG Agreement

On September 13, 2019, TurnKey Capital, Inc. (“TurnKey”), a related party of the Company, entered into a Definitive Acquisition Agreement (the “DAA”) with Egg Health Hub, Inc. (“EGG”), pursuant to which EGG would become a wholly owned subsidiary of TurnKey. EGG has no employees, does not currently conduct operations and has no financial assets and liabilities.

EGG is a brand new model for healthcare and wellness that brings together top physicians and wellness professionals into co-practicing communities with shared access to a full-stack technology platform – scheduling, billing, client acquisition, and telemedicine – and flexible access to office space designed to optimize both the physician and client experience. This model creates a compelling new option for re-tenanting traditional shopping centers and mixed-use space.

On July 27, 2020, the Company and TurnKey entered into an assignment of the DAA. As a result of the COVID-19 outbreak, TurnKey determined that the original opportunity that existed with EGG was no longer practical in the short-term. The Company and TurnKey believed, however, that the EGG concept remained a viable concept on a virtual basis, and the Company possesses the infrastructure and willingness to pursue this opportunity. In exchange for 1,000,000 shares of the Company’s common stock, TurnKey assigned its interest in the DAA to the Company. The transaction was accounted for at historical cost as a transaction under common ownership that lacks commercial substance. As such, the issuance of the Company’s common stock to Turnkey was recorded as an increase of $1,000 to common stock, with a corresponding decrease to additional paid-in capital.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5 – Long Term Debt

During May 2020, the Company received a Paycheck Protection Program (“PPP”) loan in the amount of $165,719. The loan matures in May 2022 and bears an interest rate of 1%.  Monthly payments on the loan are deferred until October 2021. The Small Business Administration will forgive the loan if certain employee retention criteria are met and the proceeds are used for eligible expenses.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 6 – Preferred Stock, continued

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. At September 30, 2020, cumulative unpaid dividends on the Series B Preferred Stock amounted to $13,106.

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

Note 7 – Pending Legal Matters

The Company has received a Subpoena from the SEC requesting certain documents in connection with an investigation styled, “In the Matter of TBG Holdings Corporation”. This investigation is a non-public, fact-finding inquiry and does not require disclosure by the Company. The Company has decided to disclose this matter in order to more fully keep our shareholders apprised of matters affecting the Company and its shareholders. The investigation in no way has made a conclusion that anyone has violated any securities laws or regulations. Also, this investigation does not mean the SEC has a negative opinion of any person, entity, or security. All SEC investigations are conducted privately.

TBG Holdings Corp. (“TBG”) is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and Chairman of the Board, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer, Treasurer, Secretary and director, and a significant stockholder of the Company. Messrs. Swartz and Hart are members of the Company’s Board of Directors.  Pursuant to an agreement dated June 2013 and amended on May 20, 2019, TBG was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. Under this agreement, the Company pays TBG a monthly fee of $40,000. As part of its investigation, the SEC has requested certain financial documents and information related to the Company, as well as documents related to transactions with R3 Accounting LLC (“R3”) and other entities.  R3, owned by Mr. Hart, provides accounting, tax, and bookkeeping services to the Company.

All transactions between the Company and each of TBG and R3 are routinely updated and disclosed in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, each as filed with the SEC. These filings can be found on the SEC’s public web site at https://www.sec.gov/cgi-bin/browse-edgar?CIK=1601280&owner=exclude.

The Company is cooperating fully with the SEC in its investigation and has supplied, and if requested, will continue to supply, the SEC with all documents requested in a timely fashion.

To date, the SEC has not informed the Company that it has opened an investigation into the Company and at this time, the Company is not aware of any investigation into the Company by the SEC.

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 8 – COVID 19 Pandemic

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

OVERVIEW

MediXall is a technology and innovation-driven organization that is developing a new generation healthcare marketplace platform seeking to address the growing needs of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The cloud-based MediXall.com platform seeks to connect patients with healthcare providers and wellness services. The Company’s targeted marketplace is Florida, with plans for a nationwide roll-out.

MediXall seeks to revolutionize the medical industry by improving communication; providing better technology and support services; and enabling more efficient, cost-effective healthcare for the consumer. By approaching the healthcare ecosystem as a whole, MediXall seeks to create, invest and incubate companies that embody its mission statement.

Recent Development

The Company is expanding its MediXall platform to include Health Karma. Health Karma™ is planned to be an end-to-end free healthcare navigation platform that helps consumers make simpler, smarter healthcare decisions regardless of health insurance status. Health Karma will offer an information driven solution that pairs transparency with personalization to deliver smarter savings at every turn, enabling users to get the most from their health insurance plan.

Thus far, MediXall has launched the MediXall platform marketplace throughout Florida beginning in 2019 in a controlled launch and launched Health Karma throughout the U.S. in a beta release beginning in August 2020.

Going Concern

We have incurred net losses of approximately $17.6 million since inception through September 30, 2020. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2019 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended September 30, 2020 Compared to the Three Month Period Ended September 30, 2019

Revenue

We had no revenue for the three months ended September 30, 2020 and nominal revenue for the three months ended September 30, 2019.

Operating Expenses

A summary of our operating expense for the three month periods ended September 30, 2020 and 2019 follows:

	Three Months Ended
	September 30,		Increase /
	2020	2019	(Decrease)
Operating expense
Professional fees	$241,454	$131,988	$109,466
Professional fees – related party	104,050	55,725	48,325
Management fee – related party	120,000	120,000	—
Personnel related expenses	428,633	311,556	117,077
Other selling, general, and administrative	72,494	96,416	(23,922)
Total operating expense	$966,631	$715,685	$250,946

Operating expenses increased $250,946, or 35%, to $966,631 during the three months ended September 30, 2020 compared to $715,685 during the same period in 2019. The increase in total operating expenses is primarily due to:

(1)

An increase in professional fees of $109,466 which primarily resulted from the Company incurring increased legal and consulting fees related to its healthcare platform and the Health Karma anticipated launch.

(2)

Professional fees-related party increased during the three months ended September 30, 2020 due to increased work performed by R3, related to COVID-19 relocation, amended S-1 registration statement,  issuance of the PPP loan and the Series B preferred stock.

(3)	The increase in personnel related expenses of $117,077 primarily resulted from the Company increasing the development team used in creating the Health Karma platform.

We expect expenses to continue to increase as we move forward with further enhancing the platform.

Nine Month Period Ended September 30, 2020 Compared to the Nine Month Period Ended September 30, 2019

Revenue

We had no revenue for the nine months ended September 30, 2020 and nominal revenue for the nine months ended September 30, 2019.

Operating Expenses

A summary of our operating expense for the nine month periods ended September 30, 2020 and 2019 follows:

	Nine Months Ended
	September 30,		Increase /
	2020	2019	(Decrease)
Operating expense
Professional fees	$1,145,895	$448,812	$697,083
Professional fees – related party	245,050	186,275	58,775
Management fee – related party	360,000	360,000	—
Personnel related expenses	1,998,460	868,602	1,129,858
Other selling, general, and administrative	214,321	268,205	(53,884)
Total operating expense	$3,963,726	$2,131,894	$1,831,832

Operating expenses increased $1,831,832, or 86%, to $3,963,726 during the nine months ended September 30, 2020 compared to $2,131,894 during  the same period in 2019. The increase in total operating expenses is primarily due to:

(1)

An increase in professional fees of $697,083 which primarily resulted from the Company issuing 2,114,375 shares of its restricted common stock for consulting services. The restricted common stock issued had an aggregate fair market value of $548,774.

(2)

The increase in personnel related expenses of $1,129,858 primarily resulted from the Company issuing 3,730,000 shares of its restricted common stock for employee services. The restricted common stock issued had an aggregate fair market value of $964,291.

We expect expenses to continue to increase as we move forward with further enhancing the platform.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At September 30, 2020, we had $519,451 in cash and net working capital of $383,204.

For the nine month period ended September 30, 2020, we raised $2,009,250 from sales of our restricted common stock, net of offering costs of $3,000, and for the nine month period ended September 30, 2019, we raised $1,632,501, net of offering cost of $0. For the nine month period ended September 30, 2020, we raised $777,561 from sales of Series B preferred stock. There were no such sales for the nine month period ended September 30, 2019.

For the nine month period ended September 30, 2020, we received $165,719 from the issuance of long term debt (discussed in Note 5). There were no such issuances for the nine month period ended September 30, 2019.

Net cash used in operating activities for nine month period ended September 30, 2020 was $2,799,664, as compared to $1,769,176 for the nine month period ended September 30, 2019. This change primarily results from our increased net loss, offset by fluctuations in prepaid expenses – related party, accounts payable and accrued expenses, accounts payable and accrued expenses-related party and the issuance of common stock for services rendered.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the nine month periods ended September 30, 2020 and 2019. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of September 30, 2020, the Company has met the capitalization requirements and has incurred $427,464 in costs related to the development of the MediXall platform.

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

ITEM 4.

CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2020.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2020, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for the condensed consolidated financial statements that a material misstatement will not be prevented or detected on a timely basis by the Company’s internal controls.

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

PART II - OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS.

The Company has received a Subpoena from the SEC requesting certain documents in connection with an investigation styled, “In the Matter of TBG Holdings Corporation”. This investigation is a non-public, fact-finding inquiry and does not require disclosure by the Company. The Company has decided to disclose this matter in order to more fully keep our shareholders apprised of matters affecting the Company and its shareholders. The investigation in no way has made a conclusion that anyone has violated any securities laws or regulations. Also, this investigation does not mean the SEC has a negative opinion of any person, entity, or security. All SEC investigations are conducted privately.

TBG Holdings Corp. (“TBG”) is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and Chairman of the Board, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer, Treasurer, Secretary and director, and a significant stockholder of the Company. Messrs. Swartz and Hart are members of the Company’s Board of Directors.  Pursuant to an agreement dated June 2013 and amended on May 20, 2019, TBG was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. Under this agreement, the Company pays TBG a monthly fee of $40,000. As part of its investigation, the SEC has requested certain financial documents and information related to the Company, as well as documents related to transactions with R3 Accounting LLC (“R3”) and other entities.  R3, owned by Mr. Hart, provides accounting, tax, and bookkeeping services to the Company.

All transactions between the Company and each of TBG and R3 are routinely updated and disclosed in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, each as filed with the SEC. These filings can be found on the SEC’s public web site at https://www.sec.gov/cgi-bin/browse-edgar?CIK=1601280&owner=exclude.

The Company is cooperating fully with the SEC in its investigation and has supplied, and if requested, will continue to supply, the SEC with all documents requested in a timely fashion.

To date, the SEC has not informed the Company that it has opened an investigation into the Company and at this time, the Company is not aware of any investigation into the Company by the SEC.

From time to time, the Company may be the subject of pending or threatened legal actions and proceedings, including those that arise in the ordinary course of business. Management is not aware of any material pending legal proceedings, other than ordinary routine litigation incidental to the business, or proceedings known to be contemplated by governmental authorities, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. As of the date of this Quarterly Report on Form 10-Q, there are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

ITEM 1A.

RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the nine month period ended September 30, 2020, we:

•

Received proceeds of $2,009,250, net of offering costs of $3,000, pursuant to a Private Placement Memorandum and for which 8,011,000 shares of restricted common stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.

•

Received proceeds of $777,561, net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 777,560 shares of restricted Series B preferred stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

•

Issued 5,844,375 restricted shares of common stock as compensation for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $1,513,065. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act, pursuant to Section 4(a)(2) thereof.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6.

EXHIBITS.

Exhibit No.	Description
10.1	Consulting Agreement dated as of July 1, 2019 by and between MediXall Group, Inc. and TBG Holdings Corporation. *
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Interim Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Interim Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase *
101.DEF	XBRL Taxonomy Extension Definition Linkbase *
101.LAB	XBRL Taxonomy Extension Label Linkbase *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase *

———————

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediXall Group, Inc.

Dated: November 17, 2020	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 17, 2020	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer (Principal Executive Officer)