Form 10-Q/A
period 2020-09-30
MediXall Group, Inc.
filed 2021-01-29
CIK 1601280

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) on Form 10-Q/A ("Form 10-Q/A"), to MediXall Group, Inc.’s (the “Registrant”) Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, filed with the Securities and Exchange Commission on November 17, 2020 (the “Original Form 10-Q”) is being filed for the sole purpose of correcting a misstatement on the cover page, that the Registrant was a shell company (as defined in Rule 12b-2 of the Exchange Act) when in fact the Registrant is not currently a shell company and was not a shell company during the quarter ended September 30, 2020. No other changes have been made to the Original Form 10-Q.  Items included in the Original Form 10-Q that are not amended by this Form 10-Q/A remain in effect as of the date of filing of the Original Form 10-Q. This Amendment to the Original Form 10-Q speaks as of the original filing date of the Original Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6.

EXHIBITS.

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Interim Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer *
32.1	Section 1350 Certification of Interim Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *

———————

*

Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediXall Group, Inc.

Dated: January 29, 2021	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: January 29, 2021	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer (Principal Executive Officer)

3