Form 10-K
period 2020-12-31
MediXall Group, Inc.
filed 2021-06-17
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 based upon the closing sale price of the registrant’s common stock was $65,455,911 as computed by reference to the price at which the common equity was last sold, which was $1.00 on that date.

As of June 17, 2021, there were 102,215,630 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS

MediXall Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2020

i

OTHER PERTINENT INFORMATION

We maintain our web site at www.gethealthkarma.com. Information on this web site is not a part of this Annual Report on Form 10-K.

Unless specifically set forth to the contrary, when used in this Annual Report on Form 10-K the terms “MediXall", the "Company," "we", "us", "our" and similar terms refer to MediXall Group, Inc., a Nevada corporation, and its subsidiaries. The Company has the following wholly-owned subsidiaries: (1) IHL of Florida, Inc., which is dormant, (2) Medixall Financial Group, which is dormant, (3) Medixaid, Inc., and (4) MediXall.com, Inc., which were established to carry out the development and operation of our healthcare marketplace platform, and (5) Health Karma, Inc. which was established in 2020 to increase functionality of the MediXall platform.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding, among other things, matters associated with:

●	our ability to continue as a going concern,
●	our history of losses which we expect to continue,
●	the significant amount of liabilities due related parties,
●	our ability to raise sufficient capital to fund our company,
●	our ability to integrate acquisitions and the operations of acquired companies,
●	the limited experience of our management in the operations of a public company,
●	potential weaknesses in our internal control over financial reporting,
●	increased costs associated with reporting obligations as a public company,
●	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,
●	the ability of our board of directors to issue preferred stock without the consent of our stockholders,
●	our management controls the voting of our outstanding securities,
●	the conversion of shares of Series A and B preferred stock will be very dilutive to our existing common stockholders,
●	risks associated with and unique to health care,
●	risks associated with stability of the internet, data security, exposure to data breach, and
●	risks associated with COVID-19.

This information may involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, or achievements to be materially different from the future results, performance, or achievements expressed or implied by any forward-looking statements. These statements may be found at various places throughout this Annual Report on Form 10-K including, but not limited to the discussions under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and "Business." Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the matters described in this Annual Report on Form 10-K generally.

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

ii

PART I

ITEM 1. BUSINESS.

Overview

MediXall Group, Inc. (hereinafter “MediXall,” “we,” “us,” “our” or the “Company”) seeks to provide consumers with the knowledge and ability to make rapid, cost-effective healthcare purchases through its online platform, MediXall.com and Health Karma, which we refer to herein as the “MediXall Platform”. We believe that this will finally put people in control of their own healthcare and allow the full benefits of our free market system to be achieved in the healthcare industry. Our website is located at gethealthkarma.com. The information contained on our website or that can be accessed through our website neither constitutes part of this prospectus nor is incorporated by reference herein.

Our mission is to continually raise the bar of the healthcare experience by using data and technology to help everyone find healthcare providers, services and tools that empower them to make the best decisions along their healthcare journey.

MediXall.com / Health Karma is our online healthcare platform and is designed to address the growing need of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. Launched in November 2020, the Health Karma platform is the second generation of MediXall.com, and is available through our website at www.GetHealthKarma.com and is all about seeking to make it easier for consumers to learn, decide, and pay for healthcare, without intruding on the important relationship with trusted doctors. Seeking to accomplish this, MediXall has sought to create a unified online environment that can connect physicians and service providers to patients, and payers to the physicians and service providers, across all healthcare settings.

Combining user experience, data, and consumer-first thinking, Medixall has sought to build a highway that makes consumers’ healthcare experience more effective and efficient. In one lane of the highway we seek to connect healthcare providers to patients and payers, and in the other lane we seek to connect healthcare providers to innovative technology solutions (one example is Telehealth). We believe that by creating this highway, Health Karma can provide users comprehensive support throughout their entire healthcare journey. Using the Health Karma platform, everyone will be able to track their deductible and out-of-pocket maximum in real-time, find experienced doctors, estimate health care costs, book in-person and telehealth appointments, and pay for appointments — all in one place.

With the focus on personalized cost estimates, MediXall has aimed to develop functionality to offer users the ability to integrate their existing healthcare benefits to enable the consumer to make confident financial decisions based on their insurance plan and coverage. Powered by a comprehensive database that includes over 1 million doctors in America and connected to thousands of health insurance policies nationwide, we expect that this functionality, through Health Karma which is now available. With the addition of this new functionality, MediXall has sought to create a one stop shop for helping the consumer, whether they are insured or not, understand what they need, who they need to go to, how much it will cost them and even when they need it.

Thus far, we have launched the MediXall.com platform marketplace throughout Florida beginning in 2019 in a controlled launch, and we have launched Health Karma throughout the U.S. in a beta release beginning in August 2020 and nationwide public launch in November 2020. The Company generated no revenue in 2020 and minimal revenue in 2019 as its online healthcare platform is still in the application and development stage.

We seek to generate revenues from the Health Karma Platform from fees charged to providers for the use of the technology on the Health Karma Platform. We also aim to earn revenue from subscription and services primarily from sales of subscriptions and additional features for the Health Karma Platform. Additionally, MediXall Provider Network members can choose to enter into a separate contract with MediXall technology partners to purchase additional features and functionalities, as well as other products and services.

Summary of Significant Business Operations to Date

To date, we have launched the MediXall.com marketplace (First generation) throughout Florida beginning in 2019 in a controlled launch, and we have launched Health Karma (Second generation) throughout the U.S. in a beta release beginning in August 2020 and nationwide public launch in November 2020. Thus far, we have taken and also plan to take the following significant steps in our business operations. However, there can be no assurance that our planned activities can occur as planned or at all.

●	Built MediXall’s Underlying Technology to Be Highly Scalable & Flexible. We believe that MediXall’s underlying technology is a highly scalable, integrated, application program interface or API-driven technology platform. The platform has been built to accommodate the seamless and quick introduction of new services and products that we plan to introduce. These include vision, dental, behavioral health, dermatology, wellness services, medical tourism services, and other services which are currently in the development stages.
●	Aimed to Reduce the Provider Acquisition Cost Model. We have developed a company-wide strategy and implemented internal processes which we believe significantly reduce the cost and time in acquiring healthcare providers. With this strategy, we have engaged some of the leading healthcare networks to alleviate the time and cost to enter new markets, licensed healthcare provider and practice information from third-party data providers to create over 1,000,000 physician profiles throughout all 50 states, thus creating a significant obstacle for potential competitors.
●	We Believe that we have Validated MediXall’s Ability to Attract End-Users Through Successful Controlled Launch of MediXall.com throughout the state of Florida. Through the controlled launch of MediXall.com throughout Florida beginning in 2019, we were able to successfully implement and refine our acquisition and engagement strategy to attract and convert both providers and consumers into active MediXall.com users.
●	Started bringing together a top-notch Internal Development team. With the opportunities and growth trajectory in front of the company, our goal was to build a team proficiently skilled in critical product development in a timely fashion. Speed to market is a critical factor in success. As such, we believe that we have expedited a high-quality internal development team within the MediXall organization.
●	Started Building a high-quality Internal Product Design and Marketing team. Within the complexities in healthcare, as well as the everchanging environment in healthcare, it is important that the company is able to tell the MediXall story in a way that resonates with our desired audience and create a user experience that emphasizes value. To ensure consistent messaging and user experience throughout the MediXall Platform, accelerate the company’s visibility and build credibility for the MediXall brand, we initiated a high-quality internal product design and marketing team.
●	Developed Health Karma seeking to take Advantage of New Technologies. We developed the Health Karma Healthcare Ecosystem as a unified online environment connecting physicians and other healthcare providers to patients, and payers to the providers, across all healthcare settings. We believe that this has positioned it as a dynamic distribution platform that attracts and supports new generations of healthcare technologies and services, delivering innovative solutions benefiting Health Karma, our end-users, and the healthcare industry as a whole.
●	Experienced Management Team & Board of Advisors. Over the past two years MediXall Group has put together a leadership team comprised of extensive healthcare, technology, and business-scaling expertise from decades of leadership experience at world-class organizations. Through this, MediXall has eyes, ears and minds to foster a culture of transparency and alignment whereby the entire organization works together to solve complex problems.

Our Market Opportunity

We believe that favorable macro-economic trends, in combination with the expansion of our capabilities, present significant opportunities for on-demand and consumer driven healthcare to address the most pressing, universal healthcare challenges through solutions, such as ours.

Barriers and inefficiencies in healthcare systems around the world present market participants with major global challenges such as:

●	consumers lack sufficient access to high quality, cost effective healthcare at appropriate sites of care, while bearing an increasing share of costs;

●	employers and health plans lack effective solutions that reduce costs while enhancing healthcare access for beneficiaries;
●	providers lack flexibility to increase productivity by delivering healthcare on their own terms.

Traditional market participants are therefore increasingly unable to effectively and efficiently receive, deliver or administer healthcare. At the same time, the emergence of technology platforms solving massive structural challenges in other industries has highlighted the need for similar solutions in healthcare. We believe there is a significant opportunity to solve these challenges through an online solution, such as ours, that matches consumer demand and physician supply in real-time, while offering health plans and employers an attractive, cost-effective healthcare alternative for their beneficiaries. We believe that MediXall.com offers a solution to address these challenges.

Rising Healthcare Costs. Healthcare spending, overall, is very high in the United States, and growing. From 2005 to 2018, health care spending in the United States tripled. According to the 2018 National Health Expenditures Report by the Centers for Medicare and Medicaid Services (CMS), healthcare spending reached nearly $3.6 trillion, up 4.6% from 2017. About 10% of that $3.6 trillion spent on health care was paid for directly by consumers through out-of-pocket costs, which was about $375.6 billion. That makes healthcare one of the country’s largest industries, equaling approximately 17.7% of gross domestic product (“GDP”). In comparison, health care costs were $27.2 billion in 1960, just 5% of GDP. That translates to an annual health care cost of $11,172 per person in 2018 versus just $146 per person in 1960. Health care costs have risen faster than annual income. According to the CMS National Health Expenditure Projections 2018-2027 Forecast Summary Report, U.S. health care spending is projected to reach nearly $6.0 trillion by 2027, 19.4% of GDP. Furthermore, the average insurance premium for consumers has risen 22% over the past five years, to $7,188 for single coverage in 2019, and to nearly $20,576 for family coverage, according to the Kaiser Family Foundation’s 2019 Employer Health Benefits Survey Report. However, only 80% of health insurance premiums go towards paying for service, while the other 20% is lost in administrative overhead. Oftentimes healthcare providers go unpaid for months, or longer — causing ever increasing costs. Despite employers paying about three quarters of their workers’ premiums, according to the Society for Human Resource Management, individual workers’ health costs have gone up as well. In addition to premium increases, their out-of-pocket costs, which include what they spend for deductibles, co-pays and co-insurance, have risen too. According to a 2019 Kaiser Family Foundation’s analysis of IBM MarketScan Commercial Claims and Encounters Database and KFF Employer Health Benefits Survey, 2018, between 2008 and 2018, health costs incurred by families covered by large employers – including premium contributions and out-of-pocket spending on health services – has increased 67% from $4,617 to $7,726.

Wasteful spending amidst rising costs in U.S. healthcare system. According to the “Waste in the US Health Care System” research report published in 2019 by the Journal of the American Medical Association, estimated cost of waste in the US health care system ranged from $760 billion to $935 billion, accounting for approximately 25% of total health care spending. Examples of waste include failure to adhere to best care practices and lack of care coordination, which leads to unnecessary readmissions and inappropriate levels of care delivery. Wasteful spending includes significant variation among providers in the cost and quality of similar care from provider to provider and market to market that is not explained by geography alone and also includes overtreatment, which is testing and care that is not medically beneficial. Additionally, the healthcare system has many inefficient processes that are manual, complex, frequently changing and time consuming, are prone to error, costly and require undue amounts of clinicians’ and other professionals’ time. According to the CMS National Health Expenditure Projections 2018-2027 Forecast Summary Report, this implies that healthcare spending is increasing at a 5.6% annual growth rate, or 3.2% higher than expected inflation over the same period. Given the significant and lasting financial burden of ongoing rising costs and wasteful spending on society, both governmental and commercial payers and providers are increasingly focused on reducing costs attributable to administrative complexity and errors, excessive manual labor, and uncoordinated, unproductive, ineffective care whose value is not well determined or communicated. As a result, we expect continued strong demand for solutions that can aid in reducing waste, improve efficiency and help ensure delivery of clinically appropriate, value-based care.

Increasing consumerism in healthcare. As patients pay an ever-growing share of their healthcare costs, they are increasingly demanding higher quality care, increased cost transparency, shared decision making and convenience. According to the Master Patient Experience Survey 2020 by Software Advice, almost three quarters, 71% of surveyed patients use online reviews as the very first step to finding a new doctor. As such, patient experience and satisfaction are becoming important priorities for providers as they compete to attract and retain new patients. Moreover, healthcare providers are increasingly becoming more patient- centric due to increased competition and development of more targeted technologies. We believe the healthcare industry has significantly lagged behind other consumer-centric industries, such as retail, banking and entertainment. We believe that technology can enable patients to assume greater control of their own health, and research has shown that activated, engaged patients have better health experiences and better outcomes.

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

Increasing patient financial responsibility in healthcare. The unsustainable levels of spending on healthcare and extreme inefficiencies in the system have driven an increased focus by employers and health plans to control healthcare expenditures. As these healthcare expenditures continue to rise, employers and health systems have shifted more of the cost to patients through increased cost sharing and the use of high-deductible health plans. According to a 2019 Kaiser Family Foundation’s analysis of IBM MarketScan Commercial Claims and Encounters Database and KFF Employer Health Benefits Survey, 2018, between 2008 and 2018, health costs incurred by families covered by large employers – including premium contributions and out-of-pocket spending on health services – has increased 67% from $4,617 to $7,726, These trends have resulted in significant increases in out-of-pocket patient spending, which CMS expects to total $586 billion by 2027. The emergence of the patient as a major payer of healthcare is a dramatic shift in the industry payment landscape, which has historically been between the insurer and healthcare provider organization. We believe that healthcare provider organizations have had ineffective channels to communicate and transact directly with patients, and traditional approaches have lacked personalization and data- driven analysis. Increases in patient financial responsibility require provider staff to obtain payment from the patient before and after the point of care, tasks that are best accomplished with more automated registration, billing and collection workflows, as well as patient-centric payment options. Against this backdrop, patients have historically struggled to understand their bills. According to the 2017 McKinsey & Company Healthcare Industry analysis, by some estimates, healthcare provider organizations collect only half of patient balances after initial visit, which contributes to incremental financial pressure.

The Healthcare Opportunity

While the U.S. leads the world in medical research and biotech breakthroughs, it also has the world’s costliest care system, representing nearly 18% of GDP. Healthcare spending, overall, is very high in the United States, and growing. From 2005 to 2018, health care spending in the United States tripled. According to the 2018 National Health Expenditures Report by the Centers for Medicare and Medicaid Services (CMS), healthcare spending reached nearly $3.6 trillion, up 4.6% from 2017. About 10% of that $3.6 trillion spent on health care was paid for directly by consumers through out-of-pocket costs, which was about $375.6 billion. In addition, about a third of $3.6 trillion dollars in annual spending is wasted —lost in paperwork, unnecessary procedures, lack of coordination, and other inefficiencies.

That all translates into rising insurance premiums and higher deductibles. The proliferation of high deductible health plans we are seeing today marks the beginning of the return of the individual health care consumer. Before a patient reaches and exceeds their insurance deductible, a patient shopping for an MRI, a strep test, or just about anything else, will act just like any other customer shopping in the market for any other goods or services. For any purchase before hitting the deductible, the patient is “paying with their own money,” and will be price sensitive, therefore willing to shop around among different providers of the same medical service.

However, unlike most other consumer-driven transactions, there is a significant outside influence driving patients’ decisions: Health insurance.

Health insurance introduces cost uncertainty into virtually every patient-driven decision. As reported in the 2018 Alegeus Consumer Health & Financial Fluency Report, consumers don’t understand the basics of health insurance. Nearly half (42%) said they “aren’t confident they understand how health insurance works.” Half (50%) said they “don’t know what counts toward their deductible.” And nearly half (45%) “don’t know how to validate whether a procedure is covered by their plan.” Alegeus also found that more than half (51%) of respondents couldn’t figure out what they would likely pay out-of-pocket during their plan year, which is a considerable source of financial stress.

Most people know what a premium is when it comes to their insurance, because they have to pay it every month. But when PolicyGenius surveyed more than 2,000 Americans to see if they could define four other key health insurance terms: deductible, co-insurance, co-pay, and out-of-pocket maximum, only 4% of Americans could actually define all four terms.

All this research indicates that a large number of consumers don’t fully understand the basic language of healthcare and health insurance. As a result, patients are understandably confused about what their healthcare will cost - they regularly can’t understand their medical bills, have difficulty finding out what doctor they should go to and how much they will have to pay out of their own pocket or even what payment options are available. All this leads to hesitancy to their buying decisions when it comes to healthcare.

Our Opportunity to Remove the Confusion from Healthcare

No one wants to spend their hard-earned money without knowing what they're purchasing and how much it will cost. At MediXall, we ask one simple question: Why should Healthcare be any different?

Consumers are still navigating the confounding, expensive maze of healthcare largely alone. The industry remains geared around reactive care. While some companies have emerged that are helping consumers become educated advocates along their care journey, we have yet to see a platform that we believe can offer complete support to consumers through their entire healthcare journey.

Accordingly, MediXall has sought to address the following in the MediXall Platform:

●	Creating a shopping marketplace for healthcare services, breaking the traditional local network model.
●	Reversing the flow of the healthcare relationship/interaction model and become a trusted adviser on the consumer’s side for a spectrum of needs (imagine a healthcare and wellness concierge that helps consumers make informed decisions).
●	Integrating deep understanding of consumer habits, motivation, and history to “activate” consumers to live healthy lives. There’s a market void for players to jump in and function as a “GPS for health.”

Our Focus on Connecting the Patient Journey

MediXall's platform is all about making it easier for consumers to:

Learn

Decide

And pay for healthcare

With our tools, consumers can:

- Search for the provider or treatment they need
- Find out how much it will cost them
- Schedule the appointment
- Pay for the service
- And follow up as needed – all in one place

Description of Our Products and Services - MediXall.com / Health Karma

Seeking to take advantage of this market opportunity, we launched the MediXall.com platform marketplace throughout Florida beginning in 2019 in a controlled launch, and we launched Health Karma throughout the U.S. in a beta release beginning in August 2020 and nationwide public launch in November 2020. Since the public launch in the fourth quarter of 2020, the second generation of MediXall.com, Health Karma is available through our website at www.GetHealthKarma.com.

The U.S. healthcare system is a minefield for employees and their families, full of unknown differences in total costs and quality within a plan network. From choosing a healthcare provider and managing bills to understanding benefits, navigating the healthcare system is complex. Employers and their employees share the unnecessary costs of choosing the wrong provider and can benefit greatly from ensuring that the choice of every consumer is guided toward the highest value for everyone.

Typical transparency tools and provider directories fail members and employers in two ways: they publish confusing price ranges across similar facilities without intelligent guidance that includes quality and appropriate settings of care, and they deliver low engagement rates because they assume consumers are eager shoppers, which is proven to be false by leading academic research.

The reality is that healthcare costs start when people choose a doctor. Choosing the wrong doctor can have a snowball effect, resulting not only in poor care decisions, but also in wasting money on unnecessary, expensive care. Health Karma seeks to give people the information they need to select the right doctor or the right care from the start, and provide ongoing support throughout their healthcare journey— aiming to save money for people and their companies, while also improving care.

Health Karma™ is a free tool for consumers that seeks to bring cost transparency and choice to healthcare, aiming to eliminate financial surprises and empowering people to make more informed decisions - with or without health insurance.

Research has shown that more consumers are focused on convenience and cost. However, healthcare can be difficult to navigate, is fragmented, and consumers are often unsure what doctor they should go to and how much they will have to pay out of their own pocket or even what payment options are available. Through user feedback from the controlled launch of MediXall.com in Florida, we learned the patients’ obstacles during their healthcare journey was not initially in booking the appointment but the confusion and lack of understanding of what their healthcare will cost and which doctors they should go to. The following are the most the most common obstacles we identified:

●	Consumers aren’t sure about the network status of their doctors, which conflicts with the need to see an in-network doctor to avoid very expensive medical bills
●	Insurance networks are confusing – the same type of doctor in the same hospital could be in-network or out-of-network
●	Consumers do not know or understand their health plan coverage details
●	Lack of understanding about how much is owed for medical services and if the amount is a fair price
●	Lack of understanding about the amount covered by their health insurance
●	Financial and emotional pressure, often at a difficult time, leaving patients poorly positioned to make smart decisions

Leveraging all the information and feedback we gathered during the controlled launch through its partners, we have now developed the next generation of MediXall.com, Health Karma™, seeking to remove the complexity, decision fatigue and unrelenting confusion that faces the average patient every day in the US health system.

Seeking to address the above obstacles, MediXall Group developed Health Karma™, as a platform that uses the power of big data to pair transparency with personalization, giving consumers a clear, robust view of care options, enabling them to get the most out of their healthcare.

The user-friendly platform includes access to information from more than 1 million healthcare providers and connects to health insurance policies nationwide to create a streamlined way for consumers to find quality, affordable care regardless of insurance coverage. We believe that individuals will be able to find experienced doctors, estimate costs, track deductibles and out-of-pocket maximums in real time, estimate healthcare costs, book in-person and telehealth appointments, and pay for appointments — all in one place. Health Karma™ plans to offer the following features:

●	Talk to a Doctor (telemedicine and teletherapy through a partnership with MeMD)
●	Find a Healthcare Provider or Facility
●	Real-time Benefits Tracking
●	Find Rx Savings
●	Personalized Cost Estimates (Coming Soon)
●	Send Medical Records (Coming Soon)
●	Book and Pay for Appointments (Coming Soon)

Ultimately, MediXall has sought to reimagine the healthcare experience to give people a more consumer-centric way to manage their health: immediate, seamless, and tailored to their unique needs.

Easy and accessible benefits – Making healthcare benefits easy to understand and use through the entire health journey – from onboarding and monitoring to everyday use. Users can actively and confidently engage with their health benefits anywhere, anytime.

Personalized health experience – Empowering users to take charge of their health and wellness through targeted health campaigns that come with relevant programs and resources.

Always-on service – Delivering immediate support to solve benefits-related questions and address health-related concerns throughout the health experience.

Our Strategy for MediXall / Health Karma

The strategy underlying our planned national rollout of Health Karma looks to leverage our brand, our growing audience of intent-driven consumers, our content and the network dynamics on our platform — to increase the value we provide to consumers and healthcare providers, while continuing to drive efficiency in our business model.

Over the past two years, MediXall has been laser focused on filling this void by building and applying technology to create a “healthcare highway” that connects physicians and other healthcare providers to patients, and payers and other healthcare technology solutions to the providers, across all healthcare settings. Starting with pricing transparency and leveraging the just-in-time service delivery model, we intend to expand our service offerings to enable smarter care and empower the customer/patient at virtually every point of the healthcare continuum; whether organically, through acquisitions, or through integration with our strategic partners’ solutions.

As we expand the Healthcare Highway, the MediXall / Health Karma Platform will seek to facilitate such transformation in the future of healthcare by offering community connectivity, interoperability, data analytics, and consumer engagement features and functionality. To accomplish this, we intend to deepen the connection with healthcare industry stakeholders and integrate them into our highway. This will allow us to offer a broader range of healthcare services and products to create frictionless experiences for Health Karma Users along the entire healthcare value chain.

Management believes we can leverage our know-how and the scale of our platform to selectively pursue strategic partnerships, investments, & acquisitions. Our strategy is centered on partnering, investing, and acquiring technologies, products, capabilities, clinical specialties and distribution channels that are highly scalable and rapidly growing. We will continue to evaluate and pursue acquisition opportunities that are complementary to our business.

The Company will function to identify investment and acquisition opportunities in the market and seek to seamlessly integrate innovative solutions that will benefit Health Karma, our clients, and the healthcare industry as a whole.

Key Focus Areas include:

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

With MediXall.com / Health Karma’s underlying technology being built as a highly scalable, integrated, application program interface or API-driven technology platform, Management believes it can significantly increase Health Karma’s service offering through additional investments and acquisitions targeting healthcare verticals such as:

●	Telehealth
●	Healthcare Fintech
●	Third-party Data Providers
●	Big Data / AI
●	Interoperability
●	Cyber Security / HIPAA Solutions
●	Claims and Billing Solutions
●	Care Coordination
●	Referral Management

The strategy underlying our national rollout of Health Karma looks to leverage our brand, our growing audience of intent-driven consumers, our content and the network dynamics on our platform — to increase the value we provide to consumers and healthcare providers, while continuing to drive efficiency in our business model.

We feel the 3 groups that will benefit most from using Health Karma are the patients, the doctors and self-funded employees.

Our Value Proposition

Benefits for Consumers

How It Works

For Patients (ex: MRI)

STEP 1

Haven't met your deductible yet or don't have insurance and need an MRI or procedure?

- Search for available services based on your criteria (price, location, time, personal values, etc.)

STEP 2

Purchase and schedule the service directly from the doctor or facility for 50-70% less than it would cost with insurance

STEP 3

Go to your appointment

- Check-in on your phone and have all your forms already filled automatically

●	Find affordable medical care. Even if a consumer is uninsured or has a high deductible health plan, with Health Karma, we believe that consumers can save money without sacrificing quality medical care.
●	Know medical costs upfront. Consumers will know the cost of your medical care before receiving the bill. That means no unwelcome surprises when it’s time to pay!
●	Skip the hassle of insurance companies. When billing through insurance, consumers may have to call several times to ask about coverage, costs, and find out exactly what they’re paying for. With Health Karma’s transparency, consumers will find affordable medical care without the stress of an insurance company.
●	Receive customized offers tailored to the consumers specific needs. When a consumer submits a request for medical services, they will receive competitive offers from qualified providers who can meet their medical needs.
●	Compare services, qualifications, and bids to find the best provider or facility for the consumer. Consumers don’t have to rely on any third party to choose a provider. With Health Karma, the patient is in control.
●	Book appointment with ease. With Health Karma, consumers can search for doctors, dentists, and other medical/dental services; and book appointments based on cost, distance, ratings and availability at the click of a button.
●	Engagement in care. By leveraging the power of self-service and providing individualized, flexible scheduling solutions, we engage patients early in their healthcare journey and empower them to be more active in their care decisions.

Benefits to Healthcare Providers

How It Works

For Doctors (ex: Serving Customers Without Insurance)

STEP 1

Tired of dealing with insurance?

- Offer your services in cash prices and get paid directly and immediately from the patient

STEP 2

Offer your services to self-funded employers

- Once again, receive payment immediately without insurance

STEP 3

Need to refer your patients to other doctors or services?

- Create your own referral network based on needs such as transparent pricing, quality, and location

MediXall

●	Attract high-quality cash-paying patients. Health Karma matches high-quality cash-paying patients that are well suited for a provider’s practice, while decreasing cancellation and no-show rates. With cash-paying patients, providers will get paid right away instead of having to wait for insurance companies to review and approve claims.
●	Improve Consumer Experience. With Health Karma, providers can engage consumers with the level of price transparency and digital convenience that they have come to expect in every other aspect of their lives.
●	Reduced Overhead. Health Karma’s integrated cloud-based platform for the healthcare industry helps providers simplify the way they run their businesses. With MediXall everything is automated, so providers spend less resources scheduling appointments and dealing with billing.
●	Managed for Providers. Health Karma aims to take care of everything when it comes to growing the provider’s practice, so providers can focus on delivering exceptional patient experiences. All Health Karma Provider Network members have access to a growing toolkit of support services for establishing and growing their practice.
●	Lower risk Patient Acquisition. Health Karma seeks to remove the risks associated with marketing. Unlike other marketing solutions, Health Karma does not charge a recurring fee for its service, providers only pay when new patients receive medical or dental care.

Benefits to Healthcare Networks

How It Works

For Self-Funded Employers

STEP 1

We analyze your medical claims data to show how we can save you money on healthcare expenditures

STEP 2

Contract with doctors, surgery centers, and imaging/labs to purchase services directly for a 30-50% overall savings

STEP 3

Create a customized solution for employer and its employees

MediXall

●	Expansion of health networks. Our partnership model seeks to allow health networks to augment their network strategies, without significant additional investment in capital, technology or management resources. We believe that partnering with us can be a more effective, expeditious, economical, and less risky way of developing a coordinated network. Additionally, we believe that our model can better position health networks with consumers and employers by focusing on consumer-driven care and facilitating direct-to-employer relationships.
●	Attractive customer base. Health networks look to partner with us to proactively establish relationships with our users. These partnerships allow health networks to better connect with both consumers and employers.
●	Coordinated care. We digitally integrate our modernized healthcare marketplace model with our health network partners’ provider networks, better coordinating care for users across a continuum of settings. Through better coordination, we seek to provide users with more seamless access to specialty care when needed. We simultaneously seek to reduce excessive health network administrative costs by linking our referral processes and digital technologies with health network partners. We believe that this coordination of care can lead to better experiences and outcomes for users, as well as reduced costs.

Our Technology

MediXall’s underlying technology is a highly scalable, integrated, application program interface or API-driven technology platform. The platform has been built to accommodate the seamless and quick introduction of new services, technologies and functionality that we have introduced through strategic partnerships.

Our proprietary technology platform powers all aspects of our company: engaging members, supporting providers, and advancing business objectives. Our technology is grounded in human-centered design thinking and leverages insights from behavioral design. Our product designers and engineers collaborate closely with our operational team members, as well as our healthcare advisors and providers in the Health Karma Network to observe and then optimize workflows. We employ user testing and experiment-driven design (such as A/B testing) to enhance our member and provider experiences.

Our platform is built on a modern cloud-based technology stack, employing Agile development cycles and a DevOps approach to infrastructure. Unlike with traditional healthcare IT, our technology platform is updated frequently, without long upgrade cycles. Our modular, service-oriented architecture utilizes API standards for ease of implementing new functionalities and integrating with external systems. Data is at the heart of our technology. We integrate machine learning and natural language processing to automate recommendations and workflows, uncovering insights that we incorporate back into the design of the platform.

We are focused on building a modern, integrated technology platform the encapsulates functionalities seen in many fragmented health care and other IT solutions, including: customer relationship and membership management tools, population health solutions, patient portals, patient health records, scheduling systems, resource management tools, contact center software, virtual care offerings, practice management systems, reporting and analytics packages, amongst others.

With the opportunities and growth trajectory in front of the company, we believe that we have built a high-quality internal development team capable of making critical product development decisions daily in order to maintain speed. Speed to market is a critical factor in success.

Provider Growth Strategy

To date, we have launched the MediXall.com marketplace throughout Florida beginning in 2019 in a controlled launch, and we have launched Health Karma throughout the U.S. in a beta release beginning in August 2020 and nationwide public launch in November 2020.

Before launching nationwide, we licensed healthcare provider & practice information, as well as insurance plan information from third-party data providers and created individual pages for each provider location in the entire country. This has led to over 1,000,000 doctor profiles throughout all 50 states on the platform. Consumers now have the ability to integrate over 2,000 insurance plans and navigate through any providers on our platform and filter by in-network or out-of-network among other filters. We will be able to let the provider claim their own profile on the platform where they can attract new cash patients. These patients will be able to directly book appointments on the platform which we will charge the provider a technology fee per booking. In time, this growth drives powerful network effects whereby more provider listings and functionality expand the breadth and depth of our engaged userbase.

As we add more healthcare providers and consumers to our platform, we attract more technology developers and strategic partners who can leverage our userbase and use our API to develop additional apps and services that extend the capabilities of our Health Karma Platform. At scale, we believe that our platform reaches a critical mass of consumers and active local healthcare provider accounts, and we begin an active sales effort to local providers, as well as regional and national provider networks. Thereafter, modest incremental investment is required to support revenue growth. In markets that have attained this level of development, we expect to achieve economies of scale and operating cost leverage.

Sales & Marketing

Health Karma has carried out minimal consumer marketing to date and has been focused on increasing the number of providers on its platform to attract consumers to the platform by providing a choice of locations, availability and pricing. With Health Karma’s launch, our plan is to lead the wide scale roll-out of its services shifting our marketing and sales initiatives focus on member growth through two primary avenues: directly acquiring consumer users, and signing agreements with employers that will offer Health Karma and associated products and services as part of their benefits packages. We use marketing and sales strategies to reach consumers as well as employee benefits leaders. Employer marketing and sales strategies also include account-based marketing, business development initiatives, and client service teams focused on customer acquisition, employee enrollment, and member engagement.

Consumer Sales & Marketing

When we market and sell directly to individuals, we initially plan to focus on increasing brand awareness, followed by performance marketing targeted toward user acquisition, activation and engagement.

Our marketing strategy in new markets is primarily centered on increasing overall brand awareness, familiarity, consideration and ultimately enrollment. We have carefully developed a robust marketing plan to achieve these objectives.

SEO, Social & Traditional - We will drive brand awareness and conversions to our platform using social media marketing via Facebook, LinkedIn, Twitter, Instagram, Snapchat, YouTube, and others. In addition, we plan to leverage SEO & SEM to enhance Health Karma’s search presence both organically and paid.

Content Marketing - We consistently release marketing content through our blog that aims to educate our audience about the value that our product provides. We also develop thought leadership content such as whitepapers, eBooks, and infographics and use public relations to secure earned media placements. Our content marketing efforts aim to influence and persuade readers without having to rely solely on conventional direct selling tactics.

Influencer Marketing - We will launch an initiative to guest blog articles and features in healthcare, personal finance, and startup tech publications like TechCrunch, Wired, VentureBeat, and other outlets in our industry. Additionally, we participate in industry conferences, and may partner with media outlets, event venues, local businesses, and social media influencers to increase brand awareness.

As brand awareness increases in more established markets, we plan to shift our efforts to performance marketing focused on both customer acquisition and engagement. Our performance marketing initiatives include customized task-based in-app messages and email communications to drive engagement among members, in addition to more targeted advertisements through direct mail, Google Search, YouTube and social media for member acquisition.

Employer Sales & Marketing

As we begin to accelerate the roll out of Health Karma to employers, we plan to develop and expand our in-house employer sales force to be comprised of sales professionals who will be organized by geography and customer size. We support our sales force in several ways, including through account-based marketing resources and the deployment of a business development team to educate employer decision makers on the benefits of offering Health Karma to their employees. We also will leverage sales analytics to further support lead generation. Additionally, our client success team actively manages our customer accounts and provides in-depth support.

We also work with channel partners such as payroll and professional employer organizations to reach smaller employer clients. Additionally, we partner with select regional and national benefits brokers and consultants to educate potential customers on our offerings.

Customer and Consumer Services and Support

We believe that many medical & dental practice owners, as well as other healthcare and wellness business owners are not technical experts and that they bear an enormous responsibility to successfully run their businesses day in and day out. Therefore, we aim to provide end-to-end customer support, including full profile data conversion and import, live onboarding and technical support via telephone, email, and screen sharing; in-software self-service tools; advanced professional services; and educational events. In addition, we also have a dedicated support team that is focused on seeking to ensure that registered Health Karma users are having the best possible experience.

●	Customer Onboarding. We typically onboard new customers with live training sessions delivered via telephone and web conference. These trainings are supplemented by self- service setup checklists, online help materials and webinars.
●	Customer Success. To identify opportunities for greater adoption of our products and services and to further help our customers be more successful on our platform, we engage with them to better understand their business goals and objectives; provide targeted education about relevant features, products and services as well as business best practices; and develop a recommended success plan with periodic outreach to check in on their progress.
●	Ongoing Customer Support. Inclusive with being a member of the Health Karma Provider Network, we offer customer service and support via phone, chat, emails and self-help knowledge centers. All customer service and support is provided by our in-house personnel who are invested in MediXall’s core values and closely connected to our Product, Technology and Experience team.

Revenue Model

MediXall seeks to generate the financial return on the supply side of the marketplace (providers of healthcare services). We aim to monetize through technology fees paid by providers on each pre-paid cash booking on the marketplace and monthly subscription fees for use of the premium insurance booking functionality.

On the provider acquisition end, we continue to build relationships with potential healthcare provider network partners with regional and national reach, as we believe that this allows us to much more efficiently scale the provider side of the marketplace. By partnering with MediXall, health networks can better connect with consumers and employers by focusing on consumer-driven care and facilitating direct-to-employer relationships.

Our revenue model is comprised of four primary components:

1.	Technology fees on each cash booking (Pre-paid)
2.	Subscription fees for premium booking functionality (Bookings)
3.	Fees in regards to 3rd party payers i.Employers, School Districts, etc.
4.	Partner Product and Services Revenue Share Fee

Technology Fees. Revenue we expect to earn from providers for the use of the technology, once a patient requests the appointment from that specific provider. This is a flat fee, in which all providers pay outstanding fees on a monthly basis to MediXall.

Subscription and Services. With the Company’s controlled launch of the platform, early-adopter providers were able to join the platform for one year at no cost. During this time, the provider was only subject to technology fees as they accrue. We are leveraging this provider user base and associated data to refine the Health Karma Platform, identify what works and what does not work and offer enhancements and upgrades for Subscription fees. As we begin the broader-based market rollout of the Health Karma, we expect subscription and services revenue will be generated primarily from sales of subscriptions and additional features for the platform. We expect most of subscription fees to be prepaid by subscribers on a monthly basis via a credit card and, to a lesser extent, billed to subscribers on an annual or quarterly basis.

Partner Product and Services. Health Karma Network members can choose to enter into a separate contract with MediXall technology partners to purchase additional features and functionalities, as well as other products and services. We receive a revenue share from these arrangements from our technology partners, which is recorded when earned. Additionally, we intend to develop Health Karma API, which will create a revenue stream from API platform partners for subscriber site access, data query, and consumer bookings.

Regulatory Environment

Participants in the health care industry are required to comply with extensive and complex laws and regulations in the United States at the federal and state levels as well as applicable international laws. Although many regulatory and governmental requirements do not directly apply to our business, our customers are required to comply with a variety of laws, and we may be affected by these laws as a result of our contractual obligations. Similarly, there are a number of legislative proposals in the Unites States, both at the federal and state level, which could impose new obligations in areas affecting our business. We have attempted to structure our operations to comply with applicable legal requirements, but there can be no assurance that our operations will not be challenged or impacted by enforcement initiatives.

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

Requirements Regarding the Privacy and Security of Personal Information

U.S.- HIPAA and Other Privacy and Security Requirements. There are many U.S. federal and state laws and regulations related to the privacy and security of personal health information. Additionally , regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, “HIPAA”), establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Any health plan customers, as well as health care clearinghouses and certain providers with which we may have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act (“HITECH”), which became effective on February 17, 2010, significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” who are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” to our customers and thus are directly subject to HIPAA’s privacy and security standards. In order to provide our covered entity customers with services that involve the use or disclosure of protected health information, HIPAA requires our customers to enter into business associate agreements with it. Such agreements must, among other things, require us to:

●	limit how we will use and disclose the protected health information;
●	implement reasonable administrative, physical and technical safeguards to protect such information from misuse;
●	enter into similar agreements with our agents and subcontractors that have access to the information;
●	report security incidents, breaches and other inappropriate uses or disclosures of the information; and
●	assist the customer in question with certain duties under the privacy standards.

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

Corporate History

MediXall Group, Inc. was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. The Company had various name changes since, to reflect changes in the Company’s operating strategies. The Company has the following wholly-owned subsidiaries: (1) IHL of Florida, Inc., which is dormant, (2) Medixall Financial Group, which is dormant, (3) Medixaid, Inc., and (4) MediXall.com, Inc., which were established to carry out the development and operation of our healthcare marketplace platform, and (5) Health Karma, Inc. which was established in 2020 to increase functionality of the MediXall platform.

In December 2002, IP Gate, Inc. merged with Action Stocks, Inc. In June 2003, Action Stocks, Inc. merged with Classic Health Systems Inc. and changed its name to Specialized Home Medical Services, Inc. Specialized Home Medical Services changed its name to IGSM Group, Inc. (“IGSM”) in April 2007. In December 2012, the Company contracted the services of TBG, which assisted with restructuring the Company into a short-line and regional freight railroad holding company. In June 2013, IGSM acquired all of the outstanding stock of Transportation Management Services, Inc. in exchange for the issuance of 1,500,000 shares of preferred IGSM stock. IGSM changed its name to Continental Rail Corp. in July 2013.

On June 19, 2015, the Company entered into an agreement with Continental Rail, LLC (“LLC”) and the Series A Preferred Shareholders of the Company. The Company was actively seeking to secure financing for the purchase of the Delta Southern Railroad (“Delta”), a Class III short-line railroad headquartered in Tallulah, Louisiana. Delta was subsequently purchased by Golden Gate Capital (“Golden Gate”), a private equity firm in San Francisco, California. Golden Gate decided that it was in its best interest to utilize the railroad operations management skills of certain Preferred Shareholders of the Company to manage the daily operations of Delta (“the Manager”). By the terms of the Agreement, however the Delta Manager cannot be owned (more than 10%) or controlled by a public company. Consequently, the LLC was organized by the Preferred Shareholders as the vehicle to manage Delta and satisfy the conditions set forth in the agreement. In conjunction with this transaction the Company received a 10% interest in the LLC and the preferred shareholders returned their preferred shares to the Company for cancelation.

On June 24, 2016, the Company entered into a share exchange agreement with TBG pursuant to which the Company exchanged 100% of its membership interest in the LLC in exchange for 1,000,000 shares of the Company held by TBG. The 1,000,000 shares were cancelled.

On November 22, 2016, Continental Rail Corp. effected a 1-for-15 reverse stock split of the Company’s issued and outstanding common stock. On December 13, 2016, the Company effected a share exchange and reorganization (the “Merger”) with IHL of Florida, Inc., incorporated in April 2016 and under common control with the Company. Pursuant to the Merger, IHL shareholders transferred to the Company all their issued and outstanding shares of capital stock. In exchange, the Company agreed to issue 41,131,000 shares of common stock to IHL shareholders, including 18,599,750 shares issued to common control parties and 264,894 shares of Series A Preferred Stock, all issued to common control parties, and convertible into 24,900,000 shares of common stock. The share issuances represent approximately 94.1% of the total issued and outstanding shares of common stock of the Company post-closing. As a result, the Company (i) became the 100% parent of IHL; (ii) assumed the operations of IHL; and (iii) changed its name from Continental Rail Corp. to MediXall Group, Inc. The Merger was accounted for as a transfer of the carrying amounts of assets and liabilities under the predecessor value method of accounting. The consolidated financial statements include both entities’ full results since the inception of IHL in April 2016.

Prior to the Merger, on July 8, 2016, IHL entered into a Share Exchange Agreement with MediXall, Inc. MediXall, Inc. had no material operations prior to the share exchange which resulted in the acquisition of $2,200 of debt and no assets or revenue generating activities.

Employees

As of December 31, 2020, we had 32 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and we do not currently have any labor disputes.

We believe that a diverse workforce is important to our success. As we grow our business, we will focus on the hiring, retention and advancement of women and underrepresented populations, and to cultivate an inclusive and diverse corporate culture. In the future, we intend to evaluate our use of human capital measures or objectives in managing our business such as the factors we employ or seek to employ in the development, attraction and retention of personnel and maintenance of diversity in our workforce.

The success of our business is fundamentally connected to the well-being of our people. Accordingly, we are committed to the health, safety and wellness of our employees. We provide our employees and their families with access to a variety of innovative, flexible and convenient health and wellness programs, including benefits that provide protection and security so they can have peace of mind concerning events that may require time away from work or that impact their financial well-being; that support their physical and mental health by providing tools and resources to help them improve or maintain their health status and encourage engagement in healthy behaviors; and that offer choice where possible so they can customize their benefits to meet their needs and the needs of their families.

We also provide robust compensation and benefits programs to help meet the needs of our employees. We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes.

Web Site

We maintain a website at gethealthkarma.com. This website is not incorporated in this Annual Report on Form 10-K.

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

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2020 and 2019, we generated revenues of $0 and $2,685, respectively, and reported net losses of $5,932,032 and $3,420,951, respectively, and negative cash flow from operating activities of $3,503,289 and $2,342,044, respectively. As noted in our consolidated financial statements, as of December 31, 2020, we had an accumulated deficit of $19,581,816. We anticipate that we will continue to report losses and negative cash flow. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings.

Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These adjustments would likely include substantial impairment of the carrying amount of our assets and potential contingent liabilities that may arise if we are unable to fulfill various operational commitments. In addition, the value of our securities, including common stock issued in this offering, would be greatly impaired. Our ability to continue as a going concern is dependent upon generating sufficient cash flow from operations and obtaining additional capital and financing, including funds to be raised in this offering. If our ability to generate cash flow from operations is delayed or reduced and we are unable to raise additional funding from other sources, we may be unable to continue in business even if this offering is successful. For further discussion about our ability to continue as a going concern and our plan for future liquidity, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Ability to Continue as a Going Concern.”

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

General economic conditions, industry cycles, financial, business and other factors may affect our operations. If we cannot generate sufficient cash flow from operations in the future, we may, among other things, be required to take one or more of the following actions:

●	seek additional financing in the debt or equity markets;
●	refinance or restructure all or a portion of our indebtedness;
●	sell selected assets;
●	reduce or delay planned capital expenditures; or
●	discontinue operations.

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

Proprietary trade secrets, copyrights, trademarks and unpatented know-how are also very important to our business. We will rely on a combination of patents, trade secrets, copyrights, trademarks, confidentiality agreements, and other contractual provisions and technical security measures to protect certain aspects of our intellectual property, especially where we do not believe that patent protection is appropriate or obtainable. We will require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also will require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business; however, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our employees, consultants, contractors and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim, that a third party illegally obtained and is using our trade secrets, is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Unauthorized parties may also attempt to copy or reverse-engineer certain aspects of the MediXall platform that we consider proprietary. As a result, third parties attempt to use our proprietary technology or information, and our ability to compete in the market would be adversely affected.

COVID-19 Risks

The COVID-19 pandemic has adversely affected the Company’s business and the ultimate effect of the COVID-19 pandemic on the Company’s operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 Outbreak”). In March 2020, the WHO classified the COVID-19 Outbreak as a pandemic, based on the rapid increase in exposure globally. The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding the COVID-19 pandemic spreading throughout world, including in the United States. The full impact of the COVID-19 Outbreak continues to evolve. The impact of the COVID-19 Outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 Outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected.

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

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

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

Our common stock is deemed to be a “penny stock” under applicable SEC rules (generally defined as non-exchange traded stock with a per-share price below $5.00). Unless we successfully list our common stock on a national stock exchange, or maintain a per-share price above $5.00, these rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

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

The principal holders of our common stock, including TBG Holdings Corp. (“TBG”), our Interim CEO and our CFO, have approximately 34% voting control. TBG is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Because of the stock ownership of our principal stockholders, our principal stockholders are in a position to significantly influence membership of our board of directors, as well as all other matters requiring stockholder approval. The interests of our principal stockholders may differ from the interests of other stockholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of other officers and directors and other business decisions. The minority stockholders have no way of overriding decisions made by our principal stockholders. This level of control may also have an adverse impact on the market value of our shares because our principal stockholders may institute or undertake transactions, policies or programs that result in losses may not take any steps to increase our visibility in the financial community and / or may sell sufficient numbers of shares to significantly decrease our price per share.

Changes in accounting principles and guidance, or their interpretation, could result in unfavorable accounting charges or effects, including changes to our previously filed financial statements, which could cause our stock price to decline.

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). These principles are subject to interpretation by the Securities and Exchange Commission (the “SEC”) and various bodies formed to interpret and create appropriate accounting principles and guidance. A change in these principles or guidance, or in their interpretations, may have a significant effect on our reported results and retroactively affect previously reported results.

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

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and any investigations by the Financial Industry Regulatory Agency, the SEC or other regulatory authorities, could require additional financial and management resources.

RISKS RELATED TO HEALTHCARE INDUSTRY

The healthcare regulatory and political framework is uncertain and evolving, and we cannot predict the effect that further healthcare reform and other changes in government programs may have on our business, financial condition or results of operations.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, the ACA, which includes a variety of healthcare reform provisions and requirements that may become effective at varying times through 2022, substantially changes the way healthcare is financed by both governmental and private insurers, and may significantly impact our industry. Further changes to the ACA and related healthcare regulation remain under consideration. In addition, current proposals to implement a single payer or “Medicare for all” system in the U.S., if adopted would likely have a material adverse effect on our business. The full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is unknown, and we are unable to predict accurately what effect the ACA or other healthcare reform measures that may be adopted in the future will have on our business.

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

Healthcare is an extremely complex and regulated industry in the U.S. There are many laws and regulations that could have a material effect on our business, including but not limited to, the HIPAA, and federal and state regulations controlling patient, provider and intermediary relationships. We have taken, and will continue to take, precautions to ensure compliance with applicable statutes and regulations; however there is no guarantee we will be success in our efforts, and even an unintentional violation of law could have a material adverse effect on our operations and business.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not own any real property. We lease office space at 2929 East Commercial Blvd., Suite Ph-D, Fort Lauderdale, Florida 33308, pursuant to the terms of a commercial office lease. We pay $6,597 per month pursuant to this commercial office lease. We believe that this facility is adequate for our current and near-term future needs.

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

As part of its investigation, the SEC has requested certain financial documents and information related to the Company, as well as documents related to transactions with R3, TBG, Turnkey and other entities.

All transactions between the Company and each of R3, TBG and Turnkey are routinely updated and disclosed in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, each as filed with the SEC. These filings can be found on the SEC’s public web site at https://www.sec.gov/cgi-bin/browse-edgar?CIK=1601280&owner=exclude.

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

	High	Low
Fiscal Year Ended December 31, 2020
First Quarter	$2.00	$1.65
Second Quarter	$1.69	$0.80
Third Quarter	$1.39	$0.95
Fourth Quarter	$1.50	$1.71

Fiscal Year Ended December 31, 2019
First Quarter	$4.00	$1.50
Second Quarter	$2.90	$1.40
Third Quarter	$2.10	$2.04
Fourth Quarter	$2.80	$1.60

On June 17, 2021, the closing price of our common stock was $0.90 per share.

Holders

As of June 17, 2021, 102,215,630 shares of common stock are issued and outstanding held by approximately 859 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

Transfer Agent

The transfer agent and registrar for our common stock is Clear Trust LLC. Their address is 16540 Point Village Dr., Suite 205, Lutz, FL 33558 and their telephone number at that location is 813-235-4490.

Dividend Policy

We have not paid any dividends on our common stock and our Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in our operations. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. The Nevada Revised Statutes prohibit us from declaring dividends where, if after giving effect to the distribution of the dividend:

●	We would not be able to pay our debts as they become due in the usual course of business; or
●	Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

Except as set forth above, there are no restrictions that currently materially limit our ability to pay dividends or which we reasonably believe are likely to limit materially the future payment of dividends on common stock.

Recent Sales of Unregistered Securities

During the year ended December 31, 2020, we entered into the following securities transactions;

●	received proceeds of $2,612,907 net of offering costs of $0 pursuant to a Private Placement Memorandum and for which 10,601,200 shares of restricted common stock were issued.

●	received proceeds of $1,639,360 net of offering costs of $0 pursuant to a Private Placement Memorandum and for which 1,639,360 shares of restricted series B preferred stock were issued.

●	issued 6,344,375 shares of restricted common stock for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $1,663,909.

During the year ended December 31, 2019, we entered into the following securities transactions;

●	received proceeds of $2,602,499, net of offering costs of $0 pursuant to a Private Placement Memorandum and for which 9,963,500 shares of restricted common stock were issued.

●	issued 1,346,501 shares of restricted common stock for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $673,251.

All funds received from the sale of the above shares were used for working capital purposes. The above shares were issued in reliance upon an exemption from registration pursuant to, among others, Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Regulations D and S as promulgated under the Securities Act. Each investor took his or her securities for investment purposes without a view to distribution and had access to information concerning us and our business prospects, as required by the Securities Act. In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to an accredited investor and a limited number of sophisticated investors, as defined in the Securities Act with whom we had a direct personal preexisting relationship, and after a thorough discussion. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer. All of the above shares bear a legend restricting their disposition.

Each purchaser was provided with access to our filings with the SEC, including the following:

●	if requested by the purchaser in writing, a copy of our most recent Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and other filings with the SEC.

●	a brief description of the securities being offered, the use of the proceeds from the offering, and any material changes in our affairs that are not disclosed in the documents furnished.

Purchases of equity securities by the issuer and affiliated purchasers

None.

ITEM 6. RESERVED

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

Going Concern

We have incurred net losses of $19.6 million since inception through December 31, 2020. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Revenue

We generated $0 in revenues during 2020 and $2,685 during 2019.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2020 and 2019 follows:

	Years Ended
	December 31,
	2020	2019	Increase
Operating expense
Professional fees	$1,539,082	$949,450	$589,632
Professional fees – related party	369,950	236,275	133,675
Management fees – related party	480,000	480,000	—
Personnel related expenses	2,530,315	1,373,786	1,156,529
Other selling, general, and administrative	389,105	384,125	4,980
Provision for uncollectible accounts receivable - related party	623,580	—	623,580
Total operating expense	$5,932,032	$3,423,636	$2,508,396

Operating expenses increased $2,508,396 or 73% to $5,932,032 in 2020 compared to $3,423,636 in 2019. The increase in total operating expenses is primarily due to:

1.	An increase in professional fees of $589,632 and personnel related expenses of $1,156,529 which primarily resulted from the Company issuing 6,344,375 shares of its restricted common stock for consulting and employee services. The restricted common stock had an aggregate fair market value of $1,663,909.
2.	An increase in professional fees – related party of $133,675 which resulted from increased accounting fees charged by R3 Accounting, LLC (“R3”). The increased fees were due to the increased amount of work being provided as the Company continues to grow.
3.	An increase in provision for uncollectible accounts receivable - related party of $623,580. During 2020, the Company disbursed cash advances to TBG totaling $623,580. There were no such disbursements during 2019. The advances are due on demand, are unsecured, and do not bear any interest. As of December 31, 2020, the Company determined these advances to be uncollectible. As such, during 2020 the Company recorded a provision for uncollectible related party accounts receivable totaling $623,580. There was no such provision recorded during 2019.

Liquidity and capital resources

We have an accumulated deficit of $19,581,816 through December 31, 2020. As of December 31, 2020, we had working capital of $12,553. Additionally, due to the “start-up” nature of our business, we expect to incur losses as we continue development of our business plan.

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

Net cash used in operating activities was $3,503,289 for the year ended December 31, 2020, compared to $2,342,044 for the year ended December 31, 2019.

Net cash used in investing activities was $715,154 for the year ended December 31, 2020, compared to $15,745 for the year ended December 31, 2019.

Net cash provided by financing activities was $4,417,986 during the year ended December 31, 2020 compared to $2,602,499 for the year ended December 31, 2019.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable – related party, accounts payable and accrued expenses, accounts payable and accrued expenses – related party, and note payable approximates its fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of December 31, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company has adopted Accounting Standards Updated ("ASU") ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606"). The adoption had no impact to the reported results. The Company had no revenues in 2020 and nominal revenue in 2019. The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed there was no write-down of long-lived assets required during 2020 and 2019. There can be no assurances that future impairment tests will not result in further charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. During the years ended December 31, 2020 and 2019, the Company’s costs related to the development of the Medixall website platform had met the capitalization requirements. The Company engaged an appraiser to perform an impairment analysis of the capitalized website and development costs as of December 31, 2020. The impairment analysis was performed based upon a cost approach, specifically the cost to recreate or reproduce the asset using actual historical cost incurred, adjusted by consumer price index and taxes. The analysis resulted in an impairment loss of $0 for the years ended December 31, 2020 and 2019, respectively.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is recorded when management believes the uncollectability of the accounts receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is determined based on management’s review of the debtor’s ability to repay and repayment history, aging history, and estimated value of collateral, if any.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of our Company as of December 31, 2020 and 2019 and for the years then ended are set forth in the Form 10-K beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Interim Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2020, based on the following deficiencies:

●	Weakness in Accounting and Finance Personnel: We have no accounting staff and we do not have any employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing consolidated financial statements.

●	We have written accounting policies and control procedures, but we do not have any staff to implement the related controls. Management had determined that this lack of the implementation of segregation of duties, as required by our written procedures, represents a material weakness in our internal records.

●	Internal control has at its core a basic tenant segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes carious asset controls and recording duties and function to different employees. This lack of segregation of duties had been evaluated by management and has been deemed to be a material control deficiency.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2020.

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

Name	Age	Position(s) and Office(s) Held
Timothy S. Hart	62	Chief Financial Officer, Treasurer, Secretary, Director
Neil Swartz	58	Interim Chief Executive Officer, Chairman of the Board of Directors
Noel Guillama	61	Director

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Timothy S. Hart. Mr. Hart has served as our Chief Financial Officer and member of our board of directors since 2012. Mr. Hart has over 30 years of accounting and finance experience. Since 2013, Mr. Hart has been the CFO and a director of Monkey Rock Group, Inc. (OTC Markets: MKRO), and since 2014, Mr. Hart has been the CFO and a director of Vanell, Corp. (OTC Markets: VANL). Mr. Hart has held the position of CFO of TBG since 2012 and has served as a director since 2013. In addition, Mr. Hart has held the position of CFO of TBG Investment Partners, LLLP since 2013. He has also served as CFO of A1 Group, Inc. since 2015. Mr. Hart has been providing accounting and consulting services through R3 Accounting LLC, a private accounting firm he formed in 2008. He consulted extensively with RailAmerica, Inc., a NYSE-listed holding company for short line and regional railroads in the U.S. which was acquired by Fortress Investment Group in 2007, during its initial public offering, and assisted the company with governmental compliance. Mr. Hart’s firm also provided consulting, strategic tax planning and compliance, and acquisition audits for Patriot Rail Corp., a Boca Raton, Florida based company which is an operator of short line and regional railroads in the U.S. Mr. Hart served as Chief Financial Officer of Alternative Americas Fuels, Inc. (OTCBB: AFAI) 2011 until 2012. Mr. Hart holds a B.A. in Accountancy, Economics and Business Administration from Thomas More University, and has been a certified public accountant since 1984. Mr. Hart devotes approximately 66% of his time to our business and operations.

Neil Swartz. Mr. Swartz served as Chairman and Director of the Company from July 29, 2013 to December 11, 2013, and since May 9, 2018. Previously, Mr. Swartz served as president, chief executive officer and director of TurnKey Capital, Inc. from January 23, 2014 to October 3, 2014. Since 2009, Mr. Swartz has been president and CEO of TBG. TBG is a financial consulting firm that works with public and private companies, bringing a sophisticated and efficient approach to structuring their capital, allowing them to take advantage of the existing foundation and continued development. Mr. Swartz’ business experience includes titles such as managing director of Sunbelt South East Florida, LLC, a business brokerage of mergers and acquisitions firm with 350 offices worldwide. Prior to TBG and Sunbelt, Mr. Swartz was chairman and CEO of a software company, which he took public on the Nasdaq Small Cap Market. Under his management, the company went from building one product to over thirty products with in-house manufacturing capabilities. Mr. Swartz is a CPA and received his BS degree in accounting from Northeastern University. He is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants.

Noel J. Guillama. Mr. Guillama is a nationally recognized expert and lecturer on healthcare management/operations and the use of technology in healthcare. Since 1984, he has been Chairman of Guillama, Inc., a strategic operations management consulting company in healthcare, technology, and a wide range of projects including medical facilities, commercial complexes and infrastructure facilities. He holds several patents and is creator of over a dozen patents currently before the USPTO in a variety of areas. Since 2004, Mr. Guillama has been President of The Quantum Group, Inc (“Quantum”), a private healthcare technology and innovation company that has in the past operated through subsidiary healthcare delivery networks, contracted with over 2,000 providers and contracted with managed care companies. Quantum currently controls various intellectual properties, including an electronic healthcare records (EHR) platform it designed and built, and it controls a number of issued and pending patents in the U.S. Quantum is a greater than 5% shareholder of the Company.

From 1996 to 2000, Mr. Guillama was the Founder, Chairman, President and Chief Executive Officer of Metropolitan Health Networks, Inc. (AMEX:MDF), a management services organization. Mr. Guillama left Metropolitan to develop Quantum Innovations, Inc. and its parent company, Quantum. Mr. Guillama has served as Quantum’s Chief Executive Officer and President since its inception. Mr. Guillama was VP of Development for MedPartners, Inc., a Birmingham, Alabama-based physician practice management company. Prior to MedPartners, he served as Director and Vice President of Operations for Quality Care Networks, Inc., a South Florida-based comprehensive group practice.

Mr. Guillama is the immediate Past Chair (Currently Director) of the Florida International University Foundation, Inc., a direct support organization of Florida International University, managing a $230 million endowment. Prior to this Chair position, he served FIU as Chair of Finance, Investments, and Academics Committees. He is currently director and Past-Chair of the Palm Beach State College Foundation. Mr. Guillama is currently a Member of the Executive Leadership Council of the Dr. Kiran C. Patel College of Allopathic Medicine and Nova Southeastern University in Broward County, Florida, and was a past trustee of Palms West Hospital (2005 to 2011). Mr. Guillama served on the executive committee of the Patient-Centered Primary Care Collaborative (PCPCC) and is a past member of the American College of Health Care Executives, the Healthcare and Information Management Systems Society (HIMSS), the Medical Group Management Association (MGMA), and the American College of Medical Practice Executives (ACMPE). Mr. Guillama is a graduate of executive and leadership programs at Massachusetts Institute of Technology, University of Georgia and Florida International University.

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

Mr. Hart is considered an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. Because Mr. Hart is an officer, director and significant stockholder of the Company, he is not independent of management. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

●	understands generally accepted accounting principles and financial statements,
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves,
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements,
●	understands internal controls over financial reporting, and
●	understands audit committee functions.

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

Director independence

We have three directors, one of which (Mr. Guillama) is independent.

Director qualifications

Timothy S. Hart – Mr. Hart’s wide-ranging experience dealing with SEC and other regulatory matters, such as initial and secondary public offerings, private placements and compliance with SEC reporting requirements, his experience working with banks, private investors and investment bankers in obtaining debt and/or equity financing and his significant experience with mergers and acquisitions, were factors considered by the board in reaching their conclusion that Mr. Hart is qualified to serve on our board.

Neil Swartz – Mr. Swartz served as Chairman and Director of the Company from July 29, 2013 to December 11, 2013, and since May 9, 2018. Previously Mr. Swartz served as president, chief executive officer and director of TurnKey Capital, Inc. from January 23, 2014 to October 3, 2014. Since 2009, Mr. Swartz has been president and CEO of TBG. TBG is a financial consulting firm that works with public and private companies, bringing a sophisticated and efficient approach to structuring their capital, allowing them to take advantage of the existing foundation and continued development. Mr. Swartz’ business experience includes titles such as managing director of Sunbelt South East Florida, LLC, a business brokerage of mergers and acquisitions firm with 350 offices worldwide. Prior to TBG and Sunbelt, Swartz was chairman and CEO of a software company, which he took public on the Nasdaq Small Cap Market. Under his management, the company went from building one product to over thirty products with in-house manufacturing capabilities. Mr. Swartz is a CPA and received his BS degree in accounting from Northeastern University. He is a member of the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Accordingly, the Board determined that Mr. Swartz is qualified to serve as a member of our board of directors.

Noel Guillama – Mr. Guillama is a nationally recognized expert in healthcare management and operations. He has served, past and present, as Chairman and Director of multiple healthcare technology companies and health-related executive committees, both private and publicly listed on NASDAQ and NYSE-Amex. His experience in the healthcare industry and his development of patented healthcare technologies are at the core of the Company’s new business plan. These factors were considered by the board in reaching their conclusion regarding Mr. Guillama’s qualification to serve as a director.

In addition to the each of the individual skills and background described above, the board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Director Compensation

We did not compensate our directors for their services on the Board during 2020 and 2019.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to our President and Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or Controller and any other persons performing similar functions. This code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and full, fair, accurate, timely and understandable disclosure in reports we file with the Securities and Exchange Commission. A copy of this Code is available without charge upon written request to our Corporate Secretary at our principal executive offices.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation recorded by us in the past two years for our principal executive officer and principal financial officer and each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2020.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neil Swartz	2020	—	—	—	—	—	$240,000	$240,000
Interim Chief Executive Officer (1)	2019	—	—	—	—	—	$240,000	$240,000
Timothy S Hart	2020	—	—	—	—	—	$609,950	$609,950
Chief Financial Officer (2)	2019	—	—	—	—	—	$476,275	$476,275

———————

(1)	There is no employment agreement between Mr. Swartz and the Company. Mr. Swartz did not earn any compensation as an individual. However, Mr. Swartz is 50% owner of TBG Holdings, Corp. During 2020 and 2019, the Company recognized $480,000 and $480,000, respectively, as related party management fees. As such, we have included 50% of the recognized expense in the table above.
(2)	There is no employment agreement between Mr. Hart and the Company. Mr. Hart did not earn any compensation as an individual. However, Mr. Hart is 50% owner of TBG Holdings Corp. During 2020 and 2019, the Company recognized $480,000 and $480,000, respectively, as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above. Additionally, Mr. Hart provides services to the Company through a company he owns, R3 Accounting. During 2020 and 2019, the Company recognized expense related to R3 Accounting services of $369,950 and $236,275, respectively.

Outstanding Equity Awards at Fiscal Year-End Table

The Company had no outstanding equity awards as of December 31, 2020.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2020 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director and Named Executive Officer; and (iii) all executive officers and directors as a group:

	Title of Class
	Series A Convertible Preferred Stock			Common Stock
Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Common Stock Equivalents	% of Class (2)	Number of Shares Beneficially Owned (2)	% of Class (2)
Directors and Named Executive Officers
Timothy S. Hart(3)	88,298	8,300,000	33.3%	10,920,519	11.04%
Neil Swartz (4)	88,298	8,300,000	33.3%	10,920,519	11.04%
Noel Guillama (5)	88,298	8,300,000	33.3%	7,500,000	7.58%
All current directors and officers as a group (3 persons)	264,894	24,900,000	100%	29,341,038	29.66%

5% shareholders
TBG Holdings Corp.	—	—	—	11,670,519	11.80%
Timothy S. Hart(3)	88,298	8,300,000	33.3%	10,920,519	11.04%
Neil Swartz (4)	88,298	8,300,000	33.3%	10,920,519	11.04%
The Quantum Group, Inc.(5)	—	—	—	6,500,000	6.57%
Guillama 2, Inc. (5)	88,298	8,300,000	33.3%	1,000,000	1.01%

———————

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 2929 East Commercial Boulevard, PH-D, Fort Lauderdale, FL 33308.
(2)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 98,898,130 shares of common stock issued and outstanding as of December 31, 2020. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.
(3)	Represents (a) 8,300,000 shares of common stock issuable upon conversion of 88,298 shares of Series A Convertible Preferred Stock; and (b) 10,920,519 shares of common stock held by TBG Holdings Corp., of which Mr. Hart is a principal and in such capacity, Mr. Hart may be deemed to have beneficial ownership of these shares.
(4)	Represents (a) 8,300,000 shares of common stock issuable upon conversion of 88,298 shares of Series A Convertible Preferred Stock; and (b) 10,920,519 shares of common stock held by TBG Holdings Corp., of which Mr. Swartz is a principal and in such capacity, Mr. Swartz may be deemed to have beneficial ownership of these shares.
(5)	Represents (a) 8,300,000 shares of common stock issuable upon conversion of 88,298 shares of Series A Convertible Preferred Stock; (b) 6,500,000 shares of common stock held by The Quantum Group, Inc., which is controlled by Mr. Guillama; and (c) 1,000,000 shares of common stock held by Guillama 2, Inc., which is owned by Mr. Guillama. Mr. Guillama may be deemed to have beneficial ownership of the shares held by The Quantum Group, Inc, and Guillama 2, Inc.

Securities authorized for issuance under equity compensation plans

We have not adopted any equity compensation or similar plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a formal written policy for the review and approval of transactions with related parties; however, our Code of Business Conduct and Ethics require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

Transactions with Related Persons

The board is responsible for review, approval, or ratification of related party transactions entered into between us and related persons. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of our outstanding shares of common stock, and their affiliates and immediate family members.

The board has determined that, barring additional facts or circumstances, a related person does not have a direct or indirect material interest in the following categories of transactions:

●	any transaction with another company for which a related person’s only relationship is as an employee (other than an executive officer), director, or beneficial owner of less than 10% of that company’s shares, if the amount involved does not exceed the greater of $1 million or 2% of that company’s total annual revenue;
●	compensation to executive officers determined by the board;
●	compensation to directors determined by the board;
●	transactions in which all security holders receive proportional benefits; and
●	banking-related services involving a bank depository of funds, transfer agent, registrar, trustee under a trust indenture, or similar service.

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

The following are related party transactions for the fiscal years ended December 31, 2020 and 2019:

Pursuant to an agreement dated June 2013 and amended in June 2020, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a monthly fee of $40,000. During the years ended December 31, 2020 and 2019, the Company expensed $480,000 of related party management fees related to this agreement. At December 31, 2020, the Company had prepaid management fees related to the aforementioned agreement with TBG amounting to $480,000. There were no such prepaid management fees at December 31, 2019.

During 2020, the Company disbursed cash advances to TBG totaling $623,580. There were no such disbursements during 2019. The advances are due on demand, unsecured, and do not bear any interest. As of December 31, 2020, the Company determined these advances to be uncollectible. As such, during 2020 the Company recorded a provision for uncollectible accounts receivable - related party totaling $623,580. There was no such provision recorded during 2019.

R3 Accounting LLC, (“R3”) owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During years ended December 31, 2020 and 2019, the Company expensed $369,950 and $236,275, respectively, related to R3 services.

The Company received short term cash advances during 2020 from Turnkey Capital, Inc. (“Turnkey”), a related party of the Company. The advances are due on demand, are unsecured, and do not bear any interest. The amount outstanding to Turnkey at December 31, 2020 was $457,300.

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At December 31, 2020	At December 31, 2019
TBG	$480,000	$(241,870)
Turnkey	(457,300)	—
R3	(19,931)	(19,931)
	$2,769	$(261,801)

EGG Agreement

On September 13, 2019, Turnkey entered into a Definitive Acquisition Agreement with Healthspan Medical Systems, Inc., doing business as EGG Health Hub, Inc. (“EGG”). On October 29, 2020, Turnkey and EGG executed a share exchange agreement in which EGG became a wholly owned subsidiary of Turnkey. Turnkey and Egg are related parties of the Company. EGG does not currently conduct any operations.

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

On July 27, 2020, the Company and TurnKey entered into an agreement in which the Company issued 1,000,000 shares of its common stock to Turnkey in exchange for the exclusive technology rights to develop Egg’s business model (as described in the preceding paragraph) with the Company’s technological infrastructure, including but not limited to the use of the Company’s healthcare website platform. The transaction was accounted for at historical cost as a transaction under common ownership that lacks commercial substance. As such, the issuance of the Company’s common stock to Turnkey was recorded as an increase of $1,000 to common stock, with a corresponding decrease to additional paid-in capital.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Hacker, Johnson & Smith, P.A. (“Hacker”) currently serves as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal years ended December 31, 2020 and 2019. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to Hacker, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

	2020	2019
Audit Fees	$48,000	$38,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$48,000	$38,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2020 and 2019 were pre-approved by the entire board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2020 and 2019
●	Consolidated Statements of Operations for the years ended December 31, 2020 and 2019
●	Consolidated Statements of Changes in Stockholders’ Equity For the Years Ended December 31, 2020 and 2019
●	Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

3. Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Form S-1 filed with the SEC on March 5, 2014)
3.2	Articles of Merger filed December 31, 2002 (Incorporated by reference to Exhibit 3.2 of Form S-1 filed with the SEC on March 5, 2014)
3.3	Certificate of Amendment to the Articles of Incorporation filed December 31, 2002 (Incorporated by reference to Exhibit 3.3 of Form S-1 filed with the SEC on March 5, 2014)
3.4	Certificate of Amendment to the Articles of Incorporation filed June 23, 2003 (Incorporated by reference to Exhibit 3.4 of Form S-1 filed with the SEC on March 5, 2014)
3.5	Certificates of Amendment to the Articles of Incorporation filed July 25, 2003 (Incorporated by reference to Exhibit 3.5 of Form S-1 filed with the SEC on March 5, 2014)
3.6	Certificates of Amendment to the Articles of Incorporation filed March 30, 2005 (Incorporated by reference to Exhibit 3.6 of Form S-1 filed with the SEC on March 5, 2014)
3.7	Certificate of Amendment to the Articles of Incorporation filed October 29, 2007 (Incorporated by reference to Exhibit 3.7 of Form S-1 filed with the SEC on March 5, 2014)
3.8	Certificate of Amendment to the Articles of Incorporation filed May 14, 2009 (Incorporated by reference to Exhibit 3.8 of Form S-1 filed with the SEC on March 5, 2014)
3.9	Certificate of Amendment to the Articles of Incorporation filed August 26, 2009 (Incorporated by reference to Exhibit 3.9 of Form S-1 filed with the SEC on March 5, 2014)
3.10	Certificate of Amendment to the Articles of Incorporation filed September 10, 2010 (Incorporated by reference to Exhibit 3.10 of Form S-1 filed with the SEC on March 5, 2014)
3.11	Certificate of Amendment to the Articles of Incorporation filed July 12, 2011 (Incorporated by reference to Exhibit 3.11 of Form S-1 filed with the SEC on March 5, 2014)
3.12	Certificate of Change filed September 21, 2011 (Incorporated by reference to Exhibit 3.12 of Form S-1 filed with the SEC on March 5, 2014)
3.13	Certificate of Amendment to the Articles of Incorporation filed July 2, 2013 (Incorporated by reference to Exhibit 3.13 of Form S-1 filed with the SEC on March 5, 2014)
3.14	Certificates of Amendment to the Articles of Incorporation filed July 10, 2013 (Incorporated by reference to Exhibit 3.14 of Form S-1 filed with the SEC on March 5, 2014)
3.15	Bylaws (Incorporated by reference to Exhibit 3.15 of Form S-1 filed with the SEC on March 5, 2014)

3.16	Amended and Restated Articles of Incorporation filed June 17, 2014 (Incorporated by reference to Exhibit 3.16 of Form S-1 filed with the SEC on July 15, 2014)
3.17	Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Continental Rail Corp. to MediXall Group, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on November 16, 2016)
3.18	Certificate of Change to effect a 1 for 15 reverse stock split (Incorporated by reference to Exhibit 3.3 of Form 8-K filed with the SEC on November 16, 2016)
3.19	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on June 24, 2020)
10.1	Agreement dated June 25, 2013 by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (Incorporated by reference to Exhibit 10.1 of Form S-1 filed with the SEC on March 5, 2014)
10.2	Letter agreement dated May 27, 2013 by and between Continental Rail Corp. and Taylor-DeJongh International (Incorporated by reference to Exhibit 10.2 of Form S-1 filed with the SEC on March 5, 2014)
10.3	Employment Agreement effective June 27, 2013 by and between IGSM Group, Inc. and Wayne A. August (Incorporated by reference to Exhibit 10.3 of Form S-1 filed with the SEC on March 5, 2014)
10.4	Employment Agreement effective June 25, 2013 by and between IGSM Group, Inc. and John H. Marino, Jr. (Incorporated by reference to Exhibit 10.4 of Form S-1 filed with the SEC on March 5, 2014)
10.5	Amendment No. 1 to Agreement by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (Incorporated by reference to Exhibit 10.5 of Form S-1 filed with the SEC on July 15, 2014)
10.6	Independent Consultant Agreement dated October 2, 2013 by and between John M. Keasling and Continental Rail Corp. (Incorporated by reference to Exhibit 10.6 of Form S-1 filed with the SEC on July 15, 2014)
10.7	Amendment to Independent Consultant Agreement dated June 24, 2014, effective October 2, 2013 by and between Continental Rail Corp. and John M. Keasling (Incorporated by reference to Exhibit 10.7 of Form S-1 filed with the SEC on July 15, 2014)
10.8	Agreement between the Company, Continental Rail, LLC, and the Company’s Series A Preferred Shareholders (incorporated by reference from exhibit 10.1 to Form 8-K filed on June 26, 2015)
10.9	Definitive Agreement for the Exchange of Common Stock for Limited Liability Company interest dated June 24, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on June 27, 2016)
10.10	Share Exchange Agreement dated July 8, 2016 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on December 16, 2016)
10.11	Share Exchange Agreement and Plan of Reorganization dated December 13, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 16, 2016)
10.12	Definitive Acquisition Agreement dated July 27, 2020 between the registrant and Turnkey Capital, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 29, 2020)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 of Form S-1 filed with the SEC on March 5, 2014)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on September 3, 2020)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL INSTANCE DOCUMENT *
101.SCH	XBRL TAXONOMY EXTENSION SCHEMA *
101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE *
101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE *
101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE **
101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE *

———————

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediXall Group, Inc.

Dated: June 17, 2021	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Hart	Chief Financial Officer and Director (principal financial and accounting officer)	June 17, 2021
Timothy S. Hart

/s/ Neil Swartz	Interim Chief Executive Officer (principal executive officer)	June 17, 2021
Neil Swartz

/s/ Noel Guillama	Director	June 17, 2021
Noel Guillama

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

MediXall Group, Inc.

Fort Lauderdale, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MediXall Group, Inc. and Subsidiaries (the "Company"), as of December 31, 2020 and 2019 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

To the Shareholders and the Board of Directors

MediXall Group, Inc.

Page Two

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

Emphasis of Matter – Significant Related Party Transactions

As discussed in Note 5 to the consolidated financial statements, the Company engages in significant related party transactions with entities which the Company’s Interim Chief Executive Officer and the Company’s Chief Financial Officer have significant management responsibilities and controlling equity ownership. Our opinion is not modified with respect to this matter.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the Board of Directors and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluating Website and Development Costs for Impairment

The Company’s website and development costs (W&DC’s) amounted to $439,404 as of December 31, 2020. As discussed in Note 3 to the consolidated financial statements, these costs were incurred during the application and development stage of the project. W&DC’s are reviewed annually for impairment, or more frequently if indicators of impairment exist. The Company performed an impairment test for the W&DC’s and concluded that there was no impairment as of December 31, 2020. The evaluation of impairment involves comparing the current fair value of W&DC’s to its carrying value. Management uses the assistance of an independent specialist to determine the estimated fair value of W&DC’s. Fair value is estimated using a cost-based approach model, specifically the cost to recreate or reproduce the asset using actual historical cost incurred. The model contains several quantitative adjustments. The determination of fair value using this technique requires the use of significant inputs, estimates and assumptions.

The principal consideration for our determination that performing procedures relating to the impairment assessments of the W&DC’s is a critical audit matter is the significant and inherent judgment required in developing the fair value measurement of the asset. In turn, this led to a high degree of auditor judgment, effort and subjectivity in performing procedures and evaluating audit evidence related to these inputs, estimates, and significant assumptions for the impairment analysis. In addition, the audit effort involved the use of an independent impairment analysis provided by a management specialist with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included the following, among others:

•	We assessed the reasonableness of the valuation model the Company utilized to complete the impairment analysis.
•	We evaluated the reasonableness of the inputs, assumptions, and estimates utilized in the Company’s impairment analysis, which included the Company’s historical data, consumer price index, and income taxes
•	We tested financial data utilized in the impairment analysis to assess the accuracy and completeness of the inputs
•	We tested the overall mathematical accuracy of the impairment analysis.

/s/ HACKER, JOHNSON & SMITH PA

HACKER, JOHNSON & SMITH PA

We have served as the Company's auditor since 2018.

Fort Lauderdale, Florida

June 17, 2021

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2020	2019

ASSETS
CURRENT ASSETS:
Cash	$645,762	$446,219
Prepaid expenses- related party	480,000	—
Other assets	8,000	—
Total current assets	1,133,762	446,219

Furniture and equipment, net	26,536	21,662

Right-of-use-operating lease asset	43,757	113,395

Website and development costs	439,404	356,704

Total assets	$1,643,459	$937,980

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$571,405	$160,780
Accounts payable and accrued expenses - related party	477,231	261,801
Operating lease liability	47,200	71,362
Note payable	25,373	—

Total current liabilities	1,121,209	493,943

Operating lease liability, net of current portion	—	46,277
Note payable, net of current portion	140,346	—

Total liabilities	1,261,555	540,220

Contingencies (Notes 2. 3 and 6)

STOCKHOLDERS' EQUITY:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized; 1,639,360 issued and outstanding in 2020	1,639	—
Common Stock, $0.001 par value 750,000,000 shares authorized; 98,898,130 and 80,952,555 shares issued and outstanding	98,898	80,953
Additional paid-in capital	19,862,918	13,966,326
Accumulated deficit	(19,581,816)	(13,649,784)

Total stockholders' equity	381,904	397,760

Total liabilities and stockholders' equity	$1,643,459	$937,980

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2020	2019

Revenue	$—	$2,685

Operating Expenses
Professional fees	1,539,082	949,450
Professional fees - related party	369,950	236,275
Management fees- related party	480,000	480,000
Personnel related expenses	2,530,315	1,373,786
Other selling, general and administrative	389,105	384,125
Provision for uncollectible accounts receivable - related party	623,580	—
Total Operating Expenses	5,932,032	3,423,636
Loss before income taxes	(5,932,032)	(3,420,951)

Income taxes	—	—
Net loss	$(5,932,032)	$(3,420,951)
Less Preferred stock dividends	42,122	—
Net loss to common stockholders	$(5,974,154)	$(3,420,951)
Net loss per common share - basic and diluted	$(0.07)	$(0.05)

Weighted average number of common shares outstanding during the years - basic and diluted	90,630,829	74,134,225

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Years Ended December 31, 2020 and 2019

	Series A Voting		Series B Voting
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31 2018	264,894	$265	—	$—	69,642,554	$69,642	$10,701,887	$(10,228,833)	$542,961

Proceeds received from sale of common stock pursuant to Private Placement Memorandum, net of $0 offering costs	—	—	—	—	9,963,500	9,964	2,592,535	—	2,602,499
Common stock issued for services	—	—	—	—	1,346,501	1,347	671,904	—	673,251
Net loss	—	—	—	—	—	—	—	(3,420,951)	(3,420,951)
Balance, December 31 2019	264,894	265	—	—	80,952,555	80,953	13,966,326	(13,649,784)	397,760

Proceeds received from sale of common stock pursuant to Private Placement Memorandum, net of $0 offering costs	—	—	—	—	10,601,200	10,601	2,602,306	—	2,612,907
Proceeds received from sale of Preferred Stock pursuant to Private Placement Memorandum, net of $0 offering costs	—	—	1,639,360	1,639	—	—	1,637,721	—	1,639,360
Common stock issued for services	—	—	—	—	6,344,375	6,344	1,657,565	—	1,663,909
Common stock issued to related party	—	—	—	—	1,000,000	1,000	(1,000)	—	—
Net loss	—	—	—	—	—	—	—	(5,932,032)	(5,932,032)
Balance, December 31 2020	264,894	$265	1,639,360	$1,639	98,898,130	$98,898	$19,862,918	$(19,581,816)	$381,904

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,932,032)	$(3,420,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,000	4,000
Stock issued as compensation for services	1,663,909	643,251
Provision for uncollectible accounts receivable - related party	623,580	—
Changes in operating assets and liabilities:
Other assets	(8,000)	—
Prepaid expenses- related party	(480,000)	160,590
Accounts payable and accrued expenses	410,625	26,952
Accounts payable and accrued expenses - related party	215,430	239,870
Amortization of right-of-use operating lease asset	69,638	65,946
Operating lease liability	(70,439)	(61,702)
Net cash used in operating activities	(3,503,289)	(2,342,044)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances to related party	(623,580)	—
Purchase of furniture and equipment	(8,874)	(10,498)
Website development costs	(82,700)	(5,247)
Net cash used in investing activities	(715,154)	(15,745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	2,612,907	2,602,499
Proceeds from the sale of preferred stock	1,639,360	—
Proceeds from note payable	165,719	—
Net cash provided by financing activities	4,417,986	2,602,499

Net increase in cash	199,543	244,710
Cash at beginning of year	446,219	201,509

Cash at end of year	$645,762	$446,219

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Reclassification of stock compensation from other liabilities to common stock	$—	$30,000
Right-of-use asset obtained in exchange for operating lease liabilities	$—	$179,341
Common stock issued to related party	$1,000	$—

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 1 – Organization and Nature of Operations

MediXall Group, Inc. (the "Company “or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. The Company had various name changes since, to reflect changes in the Company’s operating strategies.

MediXall is a technology and innovation-driven organization that has developed a new generation healthcare marketplace platform to address the growing needs of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The cloud-based MediXall.com platform connects patients with healthcare providers and wellness services. The Company’s targeted marketplace is Florida, with plans for a nationwide roll-out. Thus far, MediXall has launched the MediXall platform marketplace throughout Florida beginning in 2019 in a controlled launch and launched Health Karma throughout the U.S. in a beta release beginning in August 2020 and nationwide public launch in November 2020. The Company generated no revenue in 2020 and minimal revenue in 2019 as its online healthcare platform is still in the application and development stage. Further discussion on our operations, mission, and initiatives can be found in the Management’s Discussion and Analysis section of this report.

The Company has the following wholly-owned subsidiaries: (1) IHL of Florida, Inc., which is dormant, (2) Medixall Financial Group, which is dormant, (3) Medixaid, Inc., and (4) MediXall.com, Inc., which were established to carry out the development and operation of our healthcare marketplace platform, and (5) Health Karma, Inc. which was established in 2020 to increase functionality of the MediXall platform.

Note 2 – Going Concern

The Company has an accumulated deficit of $19,581,816 at December 31, 2020, and does not have sufficient operating cash flows. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to December 31, 2020, the Company has issued 3,317,500 common shares for total proceeds of $829,375 and 1,345,000 Series B preferred shares for total proceeds of $1,345,000.

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

Reclassifications

Certain amounts in these consolidated financial statements have been reclassified to allow for consistent presentation for the years presented.

Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that no events require disclosure in these consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the impairment of website and development cost. The Company uses various assumptions and actual cost data it believes to be reasonable under the circumstances to make this estimate. Although considerable variability is likely to be inherent in this estimate, management believes that the amount provided is reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustments are reflected in operations.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure. Additionally, the Company faces significant risk and uncertainty related to the coronavirus global pandemic (“COVID-19”) pandemic.

COVID-19 has negatively impacted the global economy, disrupted global supply chains, created significant volatility and disruption in financial markets and significantly increased unemployment levels. The extent to which COVID-19 impacts the Company’s business, results of operations, and financial condition will depend on future developments, the duration of the pandemic, and actions taken by governmental authorities to slow the spread of the disease or to mitigate its effects.

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

Leases

We determine if a contract contains a lease at inception and recognize operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments at the lease commencement date. As our leases do not provide implicit rates, we use our incremental borrowing rate commensurate with the underlying lease terms. Lease agreements that have lease and non-lease components, are accounted for as a single lease component. Lease expense is recognized on a straight-line basis over the lease term.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Fair Value of Financial Instruments

The carrying value of cash, accounts receivable – related party, accounts payable and accrued expenses, accounts payable and accrued expenses – related party, and note payable approximates its fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of December 31, 2020. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company has adopted Accounting Standards Updated ("ASU") ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606"). The adoption had no impact to the reported results. The Company had no revenues in 2020 and nominal revenue in 2019. The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

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

Following is the computation of basic and diluted LPS:

	Years Ended
	December 31,
	2020	2019
Basic and Diluted LPS Computation
Numerator:
Net loss	(5,932,032)	(3,420,951)
Series B preferred stock dividends	42,122	—
Loss available to common stockholders	$(5,974,154)	$(3,420,951)

Denominator:
Weighted average number of common shares outstanding	90,630,829	74,134,225

Basic and diluted LPS	$(0.07)	$(0.05)

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A Preferred stock (convertible)	24,900,000	24,900,000
Series B Preferred stock (convertible)	6,557,440	—

Recent Accounting Pronouncements

On December 18, 2019, the FASB issued ASU 2019-12 “Income taxes (Topic 740)—Simplifying the accounting for income taxes”. The amendments in this update simplify the accounting for income taxes by removing certain exceptions to the general principles and also improve consistent application by clarifying and amending existing guidance, such as franchise taxes and interim recognition of enactment of tax laws or rate changes. The amendments in this update are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is assessing the effects that the adoption of this accounting pronouncement may have on its consolidated financial statements.

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed there was no write-down of long-lived assets required during 2020 and 2019. There can be no assurances that future impairment tests will not result in charges to operations.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. During the years ended December 31, 2020 and 2019, the Company’s costs related to the development of the Medixall website platform had met the capitalization requirements. The Company engaged an appraiser to perform an impairment analysis of the capitalized website and development costs as of December 31, 2020 and 2019. The impairment analysis was performed based upon a cost approach, specifically the cost to recreate or reproduce the asset using actual historical cost incurred, adjusted by consumer price index and taxes. The analysis did not result in any impairment loss for 2020 and 2019.

Allowance for Uncollectible Accounts Receivable

An allowance for uncollectible accounts receivable is recorded when management believes the uncollectability of the accounts receivable is confirmed. Subsequent recoveries, if any, are credited to the allowance. The allowance is determined based on management’s review of the debtor’s ability to repay and repayment history, aging history, and estimated value of collateral, if any.

Note 4 – Preferred Stock

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. At December 31, 2020, cumulative unpaid dividends on the Series B Preferred Stock amounted to $42,122. No common stock has been issued as of December 31, 2020 in satisfaction of the preferred stock dividend.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 5 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended in June 2020, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a monthly fee of $40,000. During the years ended December 31, 2020 and 2019, the Company expensed $480,000 of related party management fees related to this agreement. At December 31, 2020, the Company had prepaid management fees related to the aforementioned agreement with TBG amounting to $480,000. There were no such prepaid management fees at December 31, 2019.

During 2020, the Company disbursed cash advances to TBG totaling $623,580. There were no such disbursements during 2019. The advances are due on demand, unsecured, and do not bear any interest. As of December 31, 2020, the Company determined these advances to be uncollectible. As such, during 2020 the Company recorded a provision for uncollectible accounts receivable - related party totaling $623,580. There was no such provision recorded during 2019.

R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the years ended December 31, 2020 and 2019, the Company expensed $369,950 and $236,275, respectively, related to R3 services.

The Company received short term cash advances during 2020 from Turnkey Capital, Inc. (“Turnkey”), a related party of the Company. The advances are due on demand, are unsecured, and do not bear any interest. The amount outstanding to Turnkey at December 31, 2020 was $457,300.

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At December 31, 2020	At December 31, 2019
TBG	$480,000	$(241,870)
Turnkey	(457,300)	—
R3	(19,931)	(19,931)
	$2,769	$(261,801)

EGG Agreement

On September 13, 2019, Turnkey entered into a Definitive Acquisition Agreement with Healthspan Medical Systems, Inc., doing business as EGG Health Hub, Inc. (“EGG”). On October 29, 2020, Turnkey and EGG executed a share exchange agreement in which EGG became a wholly owned subsidiary of Turnkey. Turnkey and Egg are related parties of the Company. EGG does not currently conduct any operations.

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

On July 27, 2020, the Company and TurnKey entered into an agreement in which the Company issued 1,000,000 shares of its common stock to Turnkey in exchange for the exclusive technology rights to develop Egg’s business model (as described in the preceding paragraph) with the Company’s technological infrastructure, including but not limited to the use of the Company’s healthcare website platform. The transaction was accounted for at historical cost as a transaction under common ownership that lacks commercial substance. As such, the issuance of the Company’s common stock to Turnkey was recorded as an increase of $1,000 to common stock, with a corresponding decrease to additional paid-in capital.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 6 –Legal Contingencies

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

As part of its investigation, the SEC has requested certain financial documents and information related to the Company, as well as documents related to transactions with R3, TBG, Turnkey and other entities.

All transactions between the Company and each of R3, TBG and Turnkey are routinely updated and disclosed in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, each as filed with the SEC. These filings can be found on the SEC’s public web site at https://www.sec.gov/cgi-bin/browse-edgar?CIK=1601280&owner=exclude.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 7 – Lease

The Company’s operating lease obligation is for the Company’s office facility. Our lease has a remaining lease term of approximately 0.6 years and does not offer an option to extend the lease. The components of lease expense and other lease information as of and during the years ended December 31, 2020 are as follows:

	Year Ended December 31,
	2020	2019
Operating Lease Expense Recognized	$75,263	$75,263
Cash paid for amounts included in measurement of lease liabilities	$71,795	$71,795

	At December 31, 2020	At December 31, 2019

Operating lease right-of-use asset	$43,757	$113,395
Operating lease liability	$47,200	$117,639
Weighted-average remaining lease term	0.6 years	1.6 years
Weighted-average discount rate	6.0%	6.0%

Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liability is as follows:

At December 31, 2020
2021	$47,350
Less imputed interest	$(150)
Total operating lease liability	$47,200

Note 8 – Long Term Debt

During May 2020, the Company received a Paycheck Protection Program loan in the amount of $165,719. The loan bears an interest rate of 1%. Monthly payments on the loan are deferred until October 2021. The Small Business Administration (“SBA”)will forgive the loan if certain employee retention criteria are met and the proceeds are used for eligible expenses. The Company applied for forgiveness during May 2021 and expects to receive formal approval from the SBA during July 2021.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

Note 9 – Income Taxes

A reconciliation of differences between the effective income tax rates and the statutory federal rates is as follows:

	2020		2019
	Rate	Amount	Rate	Amount
Tax benefit at U.S. federal statutory rate	21%	$1,245,727	21%	$718,400
State taxes, net of federal benefit	5%	296,602	5%	171,048
Change in valuation allowance	(26)%	(1,542,329)	(26)%	(889,448)
	—	$—	—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2020 and 2019 consisted of the following:

	2020	2019
Net Operating Loss Carryforward	$3,578,267	$2,643,599
Share-based compensation	607,661	—
Valuation Allowance	(4,185,928)	(2,643,599)
Total Net Deferred Tax Assets	$—	$—

As of December 31, 2020, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $14.4 million. These carryforwards will begin to expire in 2033. During the years ended December 31, 2020 and 2019, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future. The Company is no longer subject to examination by taxing authorities for the years before 2017.

Note 10 – Stock-Based Compensation

During 2020 and 2019, the Company issued common stock as compensation for services rendered by employees, advisors and independent contractors. All stock issuances are subject to approval of the Company’s board of directors. The Company values stock-based compensation expense at fair value of the Company’s stock at date of issuance. The following summarizes stock-based compensation:

Issued to	Number of Shares	Expense Recorded during the year ended December 31, 2020

Employees	3,730,000	$964,291
Advisors and Independent Contractors	2,614,375	699,618
	6,344,375	$1,663,909

Issued to	Number of Shares	Expense Recorded during the year ended December 31, 2019

Employees	430,833	$215,417
Advisors and Independent Contractors	915,668	457,834
	1,346,501	$673,251

The compensation expense to advisors and independent contractors is included in professional fees in the accompanying consolidated statements of operations. The compensation expense to employees is included in personnel related expenses in the accompanying consolidated statements of operations.

