Form 10-Q
period 2021-03-31
MediXall Group, Inc.
filed 2021-08-03
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  No ☐

As of August 3, 2021, the issuer had 103,010,345 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENDSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,316,457	$645,762
Prepaid expenses - related party	480,000	480,000
Other assets	53,933	8,000
Total current assets	1,850,390	1,133,762

Furniture and equipment, net	25,536	26,536

Right-of-use-operating lease asset	25,525	43,757

Website and development costs	439,404	439,404

Total assets	$2,340,855	$1,643,459

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$653,435	$571,405
Accounts payable and accrued expenses - related party	477,231	477,231
Operating lease liability	27,992	47,200
Note payable	165,719	25,373

Total current liabilities	1,324,377	1,121,209

Note payable, net of current portion	—	140,346

Total liabilities	1,324,377	1,261,555

STOCKHOLDERS' EQUITY:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized; 2,984,360 and 1,639,360 issued and outstanding	2,984	1,639
Common Stock, $0.001 par value 750,000,000 shares authorized; 101,385,680 and 98,898,130 shares issued and outstanding	101,386	98,898
Additional paid-in capital	21,825,960	19,862,918
Accumulated deficit	(20,914,117)	(19,581,816)

Total stockholders' equity	1,016,478	381,904

Total liabilities and stockholders' equity	$2,340,855	$1,643,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2021	2020

Revenue	$3,271	$—

Operating Expenses
Professional fees	433,580	647,264
Professional fees - related party	70,038	37,500
Management fees - related party	120,000	120,000
Personnel related expenses	601,550	961,490
Other selling, general and administrative	110,404	84,831
Total Operating Expenses	1,335,572	1,851,085
Loss before income taxes	(1,332,301)	(1,851,085)
Income taxes	—	—
Net loss	(1,332,301)	(1,851,085)

Less preferred stock dividends	46,969	—

Net loss to common shareholders	$(1,379,270)	$(1,851,085)

Net loss per common share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the periods - basic and diluted	100,242,517	84,671,714

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Series A Voting		Series B Voting
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31 2019	264,894	$265	—	$—	80,952,554	$80,953	$13,966,326	$(13,649,784)	$397,760

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs (unaudited)	—	—	—	—	1,907,000	1,907	499,843	—	501,750
Common stock issued for services (unaudited)	—	—	—	—	3,964,376	3,964	1,039,101	—	1,043,065
Net loss (unaudited)	—	—	—	—	—	—	—	(1,851,085)	(1,851,085)
Balance, March 31 2020 (unaudited)	264,894	265	—	$—	86,823,930	$86,824	$15,505,270	$(15,500,869)	$91,490

Balance, December 31 2020	264,894	$265	1,639,360	$1,639	98,898,130	$98,898	$19,862,918	$(19,581,816)	$381,904

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs (unaudited)	—	—			2,487,550	2,488	619,387	—	621,875
Proceeds received from sale of Preferred Stock (unaudited)	—	—	1,345,000	1,345			1,343,655	—	1,345,000
Net loss (unaudited)	—	—	—	—	—	—	—	(1,332,301)	(1,332,301)
Balance, March 31 2021 (unaudited)	264,894	$265	2,984,360	$2,984	101,385,680	$101,386	$21,825,960	$(20,914,117)	$1,016,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,332,301)	$(1,851,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,000	1,000
Common stock issued as compensation for services	—	1,043,065
Changes in operating assets and liabilities:
Other assets	(45,933)	—
Accounts payable and accrued expenses	82,030	146,270
Accounts payable and accrued expenses - related party	—	(123,950)
Amortization of right-of-use operating lease asset	18,232	17,151
Operating lease liability	(19,208)	(16,963)
Net cash used in operating activities	(1,296,180)	(784,512)

CASH FLOWS FROM INVESTING ACTIVITIES-
Purchase of furniture and equipment	—	(10,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	621,875	501,750
Proceeds from the sale of preferred stock	1,345,000	—
Net cash provided by financing activities	1,966,875	501,750

Net increase (decrease) in cash	670,695	(293,396)
Cash at beginning of period	645,762	446,219

Cash at end of period	$1,316,457	$152,823

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

MediXall is a technology and innovation-driven organization that has developed a new generation healthcare marketplace platform to address the growing needs of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The cloud-based MediXall.com platform connects patients with healthcare providers and wellness services. The Company’s targeted marketplace is Florida, with plans for a nationwide roll-out. Thus far, MediXall has launched the MediXall platform marketplace throughout Florida beginning in 2019 in a controlled launch and launched Health Karma throughout the U.S. in a beta release beginning in August 2020 and nationwide public launch in November 2020. The Company generated minimal revenue in 2021 and no revenue in 2020 as its online healthcare platform is still in the application and development stage. Further discussion on our operations, mission, and initiatives can be found in the Management’s Discussion and Analysis section of this report.

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

Note 2 – Going Concern

The Company has an accumulated deficit of $20,914,117 at March 31, 2021, and does not have sufficient operating cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to March 31, 2021, the Company has issued 1,624,665 common shares for total proceeds of $406,166.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. These unaudited condensed consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the SEC rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2021 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2021. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 17, 2021.

Principles of Consolidation

These unaudited condensed consolidated financial statements presented are those of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

A material estimate that is particularly susceptible to significant change in the near-term relate to the determination of the impairment of website and development cost. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make this estimate. Although considerable variability is likely to be inherent in this estimate, management believes that the amount provided is reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustments are reflected in current operations.

Subsequent Events

Management has evaluated events occurring subsequent to the unaudited condensed consolidated balance sheet date, through August 3, 2021, which is the date the unaudited condensed consolidated financial statements were issued, determining all subsequent events have been disclosed.

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

Income Taxes

The Company accounts for income taxes using the liability method prescribed by the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification 740, "Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the year that includes the enactment date.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2021. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company had minimal revenues in 2021 and no revenue in 2020. The Company recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

Share-Based Payment Arrangements

The Company applies the fair value method in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values the stock-based compensation at the market price for the Company's stock as of the date of issuance.

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

Following is the computation of basic and diluted loss per share for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
	2021	2020
Basic and Diluted LPS Computation
Numerator:
Net loss	(1,332,301)	(1,851,085)
Series B preferred stock dividends	46,969	—
Loss available to common stockholders	$(1,379,270)	$(1,851,085)

Denominator:
Weighted average number of common shares outstanding	100,242,517	84,671,714

Basic and diluted LPS	$(0.01)	$(0.02)

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A Preferred stock (convertible)	24,900,000	24,900,000
Series B Preferred stock (convertible)	11,937,440	—

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three month periods ended March 31, 2021 and 2020. However, there can be no assurances that future impairment tests will not result in a charge to operations.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of March 31, 2021, the Company has met the capitalization requirements and has incurred $439,404 in costs related to the development of the MediXall platform.

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

Note 4 – Preferred Stock

The Series A preferred shares are convertible into 24,900,000 common shares. The preferred shares do not pay dividends. The number of votes for the preferred shares shall be the same as the amount of shares of common shares that would be issued upon conversion.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. At March 31, 2021, cumulative unpaid dividends on the Series B Preferred Stock amounted to $89,091. No common stock has been issued as of March 31, 2021 in satisfaction of the preferred stock dividend.

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

Note 5 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended in June 2020, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a monthly fee of $40,000. During the three months ended March 31, 2021 and 2020, the Company expensed $120,000 of related party management fees related to this agreement. At March 31, 2021 and December 31, 2020, the Company had prepaid management fees related to the aforementioned agreement with TBG amounting to $480,000.

R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the three months ended March 31, 2021 and 2020, the Company expensed $70,038 and $37,350, respectively, related to R3 services.

At March 31, 2021 and December 31, 2020, the Company had short term cash advances outstanding due to Turnkey Capital, Inc. (“Turnkey”), a related party of the Company. The advances are due on demand, are unsecured, and do not bear any interest.

During the three month period ended March 31, 2021, the Company paid $94,000 in marketing and consulting expenses to two companies which are owned by the president of Turnkey a related party. There was no such fee during the three month period ended March 31, 2020.

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At March 31, 2021	At December 31, 2020
TBG	$480,000	$480,000
Turnkey	(457,300)	(457,300)
R3	(19,931)	(19,931)
	$2,769	$2,769

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Note 6 – Long Term Debt

During May 2020, the Company received a Paycheck Protection Program loan in the amount of $165,719. The Small Business Administration forgave the loan in June 2021.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such forward-looking statements include statements regarding, among other things, matters associated with:

•	our ability to continue as a going concern,
•	our history of losses which we expect to continue,
•	the significant amount of liabilities due to related parties,
•	our ability to raise sufficient capital to fund our company,
•	our ability to integrate acquisitions and the operations of acquired companies,
•	the limited experience of our management in the operations of a public company,
•	potential weaknesses in our internal control over financial reporting,
•	increased costs associated with reporting obligations as a public company,
•	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,
•	the ability of our board of directors to issue preferred stock without the consent of our stockholders,
•	our management controls the voting of our outstanding securities,
•	the conversion of shares of Series A and B preferred stock will be very dilutive to our existing common stockholders,
•	risks associated with and unique to health care,
•	risks associated with stability of the internet, data security, exposure to data breach, and
•	risks associated with COVID-19

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2020 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

The MD&A is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Company expanded its MediXall platform to include Health Karma. Health Karma™ is planned to be an end-to-end free healthcare navigation platform that helps consumers make simpler, smarter healthcare decisions regardless of health insurance status. Health Karma offers an information driven solution that pairs transparency with personalization to deliver smarter savings at every turn, enabling users to get the most from their health insurance plan.

Thus far, MediXall has launched the MediXall platform marketplace throughout Florida beginning in 2019 in a controlled launch and launched Health Karma throughout the U.S. in a beta release beginning in August 2020 and a nationwide public launch in November 2020. The Company generated minimal revenue in 2021 and no revenue in 2020 as its online healthcare platform is still in the application and development stage.

Going Concern

We have incurred net losses of approximately $20.9 million since inception through March 31, 2021. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended March 31, 2021 Compared to the Three Month Period Ended March 31, 2020

Revenue

We had nominal revenue for the three months ended March 31, 2021 and no revenue for the three months ended March 31, 2020.

Operating Expenses

A summary of our operating expense for the three month periods ended March 31, 2021 and 2020 follows:

	Three Months Ended
	March 31,		(Decrease) /
	2021	2020	Increase
Operating expense
Professional fees	$433,580	$647,264	$(213,684)
Professional fees – related party	70,038	37,500	32,538
Management fee – related party	120,000	120,000	—
Personnel related expenses	601,550	961,490	(359,940)
Other selling, general, and administrative	110,404	84,831	25,573
Total operating expense	$1,335,572	$1,851,085	$(515,513)

Operating expenses decreased $515,513, or 28%, to $1,335,572 during the three months ended March 31, 2021 compared to $1,851,085 during the same period in 2020. The decrease in total operating expenses is primarily due to:

(1)	A decrease in professional fees of $213,684 which primarily resulted from the Company issuing shares of its restricted common stock for consulting services during the three month period ended March 31, 2020. There were no such share issuances during the three month period ended March 31, 2021.

(2)	The decrease in personnel related expenses of $359,940 which is due to issuing shares of its restricted common stock for employee services during the three month period ended March 31, 2020. There were no such share issuances during the three month period ended March 31, 2021.

We expect expenses to increase as we move forward with further enhancing the platform.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At March 31, 2021, we had $1,316,457 in cash and net working capital of $526,013.

For the three month period ended March 31, 2021, we raised $1,966,875 from sales of our restricted common stock and preferred stock, and for the three month period ended March 31, 2020, we raised $501,750.

Net cash used in operating activities for three month period ended March 31, 2021 was $1,296,180, as compared to $784,512 for the three month period ended March 31, 2020. This change primarily results from our decreased net loss, offset by fluctuations in accounts payable and accrued expenses, accounts payable and accrued expenses-related party and the issuance of common stock for services rendered.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three month periods ended March 31, 2021 and 2020. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of March 31, 2021, the Company has met the capitalization requirements and has incurred $439,404 in costs related to the development of the MediXall platform.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2021.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2021, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company has received a Subpoena from the Securities and Exchange Commission (the “SEC”) requesting certain documents in connection with an investigation styled, “In the Matter of TBG Holdings Corporation”. This investigation is a non-public, fact-finding inquiry and does not require disclosure by the Company. The Company has decided to disclose this matter in order to more fully keep our shareholders apprised of matters affecting the Company and its shareholders. The investigation in no way has made a conclusion that anyone has violated any securities laws or regulations. Also, this investigation does not mean the SEC has a negative opinion of any person, entity, or security. All SEC investigations are conducted privately.

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

All transactions between the Company and each of TBG and R3 are routinely updated and disclosed in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, each as filed with the SEC. These filings can be found on the SEC’s public web site at https://www.sec.gov/cgi-bin/browse-edgar?CIK=1601280&owner=exclude. The web site is not incorporated herein by reference and is not a part of this Quarterly Report on Form 10-Q.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended March 31, 2021, we:

•	Received proceeds of $621,875, net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 2,487,550 shares of restricted common stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.

•	Received proceeds of $1,345,000, net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 1,345,000 shares of restricted Series B preferred stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

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

MediXall Group, Inc.

Dated: August 3, 2021	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 3, 2021	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer (Principal Executive Officer)

