Form 10-Q
period 2021-06-30
MediXall Group, Inc.
filed 2021-09-30
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 30, 2021, the issuer had 106,148,845 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENDSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$125,354	$645,762
Prepaid expenses - related party	465,000	480,000
Other assets	—	8,000
Total current assets	590,354	1,133,762

Furniture and equipment, net	23,696	26,536

Right-of-use-operating lease asset	7,003	43,757

Website and development costs	452,244	439,404

Total assets	$1,073,297	$1,643,459

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$224,436	$571,405
Accounts payable and accrued expenses - related party	477,231	477,231
Operating lease liability	8,493	47,200
Note payable	—	25,373

Total current liabilities	710,160	1,121,209

Note payable, net of current portion	—	140,346

Total liabilities	710,160	1,261,555

STOCKHOLDERS' EQUITY:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized; 2,984,360 and 1,639,360 issued and outstanding	2,984	1,639
Common Stock, $0.001 par value 750,000,000 shares authorized; 105,389,180 and 98,898,130 shares issued and outstanding	105,389	98,898
Additional paid-in capital	22,827,832	19,862,918
Accumulated deficit	(22,573,333)	(19,581,816)

Total stockholders' equity	363,137	381,904

Total liabilities and stockholders' equity	$1,073,297	$1,643,459

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenue	$166,642	$—	$169,913	$—

Operating Expenses
Professional fees	342,080	257,177	681,660	904,441
Professional fees - related party	247,000	103,500	411,038	141,000
Management fees - related party	240,000	120,000	360,000	240,000
Personnel related expenses	682,361	608,337	1,283,911	1,569,827
Other selling, general and administrative	314,417	56,996	424,821	141,827
Total Operating Expenses	1,825,858	1,146,010	3,161,430	2,997,095
Loss before income taxes	(1,659,216)	(1,146,010)	(2,991,517)	(2,997,095)
Income taxes	—	—	—	—
Net loss	(1,659,216)	(1,146,010)	(2,991,517)	(2,997,095)

Less preferred stock dividends	59,687	—	106,656	—

Net loss to common shareholders	$(1,718,903)	$(1,146,010)	$(3,098,173)	$(2,997,095)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Weighted average number of common shares outstanding during the periods - basic and diluted	102,075,557	87,751,941	101,177,844	86,211,828

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Series A Voting		Series B Voting
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31 2019	264,894	$265	—	$—	80,952,554	$80,953	$13,966,326	$(13,649,784)	$397,760

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs (unaudited)	—	—	—	—	1,907,000	1,907	499,843	—	501,750
Common stock issued for services (unaudited)	—	—	—	—	3,964,376	3,964	1,039,101	—	1,043,065
Net loss (unaudited)	—	—	—	—	—	—	—	(1,851,085)	(1,851,085)
Balance, March 31 2020 (unaudited)	264,894	$265	—	$—	86,823,930	$86,824	$15,505,270	$(15,500,869)	$91,490

Proceeds received pursuant to Private Placement Memorandum, net of $3,000 offering costs (unaudited)	—	—			2,350,000	2,350	594,650	—	597,000
Proceeds received from sale of Preferred Stock (unaudited)	—	—	500,000	500			499,500		500,000
Common stock issued for services (unaudited)	—	—	—	—	1,880,000	1,880	468,120	—	470,000
Net loss (unaudited)	—	—	—	—	—	—	—	(1,146,010)	(1,146,010)
Balance, June 30 2020 (unaudited)	264,894	$265	500,000	$500	91,053,930	$91,054	$17,067,540	$(16,646,879)	$512,480

Balance, December 31 2020	264,894	$265	1,639,360	$1,639	98,898,130	$98,898	$19,862,918	$(19,581,816)	$381,904

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs (unaudited)	—	—			2,487,550	2,488	619,387	—	621,875
Proceeds received from sale of Preferred Stock (unaudited)	—	—	1,345,000	1,345			1,343,655	—	1,345,000
Net loss (unaudited)	—	—	—	—	—	—	—	(1,332,301)	(1,332,301)
Balance, March 31 2021 (unaudited)	264,894	$265	2,984,360	$2,984	101,385,680	$101,386	$21,825,960	$(20,914,117)	$1,016,478

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs (unaudited)	—	—	—	—	1,290,000	1,289	326,211	—	327,500
Common stock issued for services (unaudited)	—	—	—	—	2,713,500	2,714	675,661	—	678,375
Net loss (unaudited)	—	—	—	—	—	—	—	(1,659,216)	(1,659,216)
Balance, June 30 2021 (unaudited)	264,894	$265	2,984,360	$2,984	105,389,180	$105,389	$22,827,832	$(22,573,333)	$363,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,991,517)	$(2,997,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,840	2,000
Common stock issued as compensation for services	678,375	1,513,065
Gain from forgiveness of note payable	(165,719)	—
Changes in operating assets and liabilities:
Prepaid expenses- related party	15,000	(45,430)
Other assets	8,000	—
Accounts payable and accrued expenses	(346,969)	157,720
Accounts payable and accrued expenses - related party	—	(241,870)
Amortization of right-of-use operating lease asset	36,754	34,302
Operating lease liability	(38,707)	(33,926)
Net cash used in operating activities	(2,801,943)	(1,611,234)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	—	(12,429)
Website development costs	(12,840)	(14,600)
Net cash used in investing activities	(12,840)	(27,029)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	949,375	1,098,750
Proceeds from the sale of preferred stock	1,345,000	500,000
Proceeds from note payable	—	165,720
Net cash provided by financing activities	2,294,375	1,764,470

Net (decrease) increase in cash	(520,408)	126,207
Cash at beginning of period	645,762	446,219

Cash at end of period	$125,354	$572,426

Supplemental disclosures of non-cash information
Decrease in note payable resulting from gain on forgiveness of note payable	$(165,719)	$—

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

MediXall is a technology and innovation-driven organization that has developed a new generation healthcare marketplace platform to address the growing needs of self-pay and high deductible consumers for greater transparency and price competition in their healthcare costs. The cloud-based MediXall.com platform connects patients with healthcare providers and wellness services. The Company’s targeted marketplace is Florida, with plans for a nationwide roll-out. Thus far, MediXall has launched the MediXall platform marketplace throughout Florida beginning in 2019 in a controlled launch and launched Health Karma throughout the U.S. in a beta release beginning in August 2020 and nationwide public launch in November 2020. The Company generated minimal revenue in 2021 and no revenue in 2020 as its online healthcare platform is still in the application and development stage. The revenue recognized in 2021 was driven almost entirely from the Paycheck Protection Program loan forgiveness. Further discussion on our operations, mission, and initiatives can be found in the Management’s Discussion and Analysis section of this report.

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

Note 2 – Going Concern

The Company has an accumulated deficit of $22,573,333 at June 30, 2021, and does not have sufficient operating cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to June 30, 2021, the Company has issued 1,499,040 common shares and 665,000 preferred shares for total proceeds of $404,666 and $665,000, respectively.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the SEC rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2021 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2021. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, which was filed with the Securities and Exchange Commission on June 17, 2021.

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

Subsequent Events

Management has evaluated events occurring subsequent to the unaudited condensed consolidated balance sheet date, through September 30, 2021, which is the date the unaudited condensed consolidated financial statements were issued, determining all subsequent events have been disclosed.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure. Additionally, the Company faces significant risk and uncertainty related to the coronavirus global pandemic (“COVID-19”) pandemic.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2021. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Following is the computation of basic and diluted loss per share for the three and month periods ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic and Diluted LPS Computation
Numerator:
Loss available to common stockholders	$(1,718,903)	$(1,146,010)	$(3,098,173)	$(2,997,095)

Denominator:
Weighted average number of common shares outstanding	102,075,557	87,751,941	101,177,844	86,211,828

Basic and diluted LPS	$(0.02)	$(0.01)	$(0.03)	$(0.03)

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A Preferred stock (convertible)	24,900,000	24,900,000	24,900,000	24,900,000
Series B Preferred stock (convertible)	11,937,440	—	11,937,440	—

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three and six month periods ended June 30, 2021 and 2020. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of June 30, 2021, the Company has met the capitalization requirements and has incurred $452,244 in costs related to the development of the MediXall platform.

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. At June 30, 2021, cumulative unpaid dividends on the Series B Preferred Stock amounted to $148,778. No common stock has been issued as of June 30, 2021 in satisfaction of the preferred stock dividend.

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

Note 5 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended in June 2020, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a monthly fee of $40,000. In April 2021, we entered into an additional agreement with TBG to provide management services specifically to our Health Karma subsidiary. Under this new agreement, we pay TBG an additional monthly fee of $40,000. During the three months ended June 30, 2021 and 2020, the Company expensed $240,000 and $120,000, respectively, of related party management fees related to these agreements. During the six months ended June 30, 2021 and 2020, the Company expensed $360,000 and $240,000, respectively, of related party management fees related to these agreements.

At June 30, 2021 and December 31, 2020, the Company had prepaid management fees related to the aforementioned agreement with TBG amounting to $465,000 and $480,000, respectively.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the three and six months ended June 30, 2021 and 2020, the Company expensed  $65,500 and $103,500 and $135,538 and $141,000, respectively, related to R3 services.

At June 30, 2021 and December 31, 2020, the Company had short term cash advances outstanding due to Turnkey Capital, Inc. (“Turnkey”), a related party of the Company. The advances are due on demand, are unsecured, and do not bear any interest.

During the three and six month period ended June 30, 2021, the Company paid $181,500 and $275,500 in marketing and consulting expenses to two companies which are owned by the president of Turnkey a related party. There was no such fee during the three and six month period ended June 30, 2020.

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At June 30, 2021	At December 31, 2020
TBG	$465,000	$480,000
Turnkey	(457,300)	(457,300)
R3	(19,931)	(19,931)
	$(12,231)	$2,769

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

Note 6 – Long Term Debt

During May 2020, the Company received a Paycheck Protection Program loan in the amount of $165,719. The Small Business Administration forgave the full amount of the loan in June 2021. Accordingly, the Company has derecognized the loan and recognized the revenue of $165,719 from loan forgiveness.

Note 7 – Legal Contingencies

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

TBG Holdings Corp. (“TBG”) is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and Chairman of the Board, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer, Treasurer, Secretary and director, and a significant stockholder of the Company. Pursuant to an agreement dated June 2013 and amended on May 20, 2019, TBG was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. In April, 2021 the Company entered into an additional contract with TBG to provide management services to our wholly-owned subsidiary, Health Karma, Inc. Under these agreements, the Company pays TBG a monthly fee of $80,000. As part of its investigation, the SEC has requested certain financial documents and information related to the Company, as well as documents related to transactions with R3 Accounting LLC (“R3”) and other entities. R3, owned by Mr. Hart, provides accounting, tax, and bookkeeping services to the Company.

As part of its investigation, the SEC has requested certain financial documents and information related to the Company, as well as documents related to transactions with R3, TBG and other entities.

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

Going Concern

We have incurred net losses of approximately $22.6 million since inception through June 30, 2021. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2020 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended June 30, 2021 Compared to the Three Month Period Ended June 30, 2020

Revenue

We had revenue of $166,642 for the three months ended June 30, 2021 and no revenue for the three months ended June 30, 2020. The revenue was driven mainly from Paycheck Protection Program loan forgiveness.

Operating Expenses

A summary of our operating expense for the three month periods ended June 30, 2021 and 2020 follows:

	Three Months Ended
	June 30,		Increase /
	2021	2020	(Decrease)
Operating expense
Professional fees	$342,080	$257,177	$84,903
Professional fees – related party	247,000	103,500	143,500
Management fee – related party	240,000	120,000	120,000
Personnel related expenses	682,361	608,337	74,024
Other selling, general, and administrative	314,417	56,996	257,421
Total operating expense	$1,825,858	$1,146,010	$679,848

Operating expenses increased $679,848, or 59%, to $1,825,858 during the three months ended June 30, 2021 compared to $1,146,010 during the same period in 2020. The increase in total operating expenses is primarily due to:

(1)	An increase in professional fees of $84,903 which primarily resulted from the Company issuing shares of its restricted common stock for consulting services during the three month period ended June 30, 2021. There were no such share issuances during the three month period ended June 30, 2020.

(2)	Professional fees – related party increased by $143,500 or 139%, due to marketing and consulting expenses to two companies which are owned by the president of Turnkey a related party during the three month period ended June 30, 2021. There was no such expense during the three month period ended June 30, 2020. This increase was slightly offset by a decrease in R3 service fees during the three month period ended June 30, 2021 compared to the same period in 2020.

(3)	The increase in management fees - related party of $120,000 is due to an additional contract entered into with TBG to provide management services to our wholly-owned subsidiary, Health karma, Inc. There was no such contract during the three month period ended June 20, 2020.

(4)	The increase in personnel related expenses of $74,024 is due to issuing shares of its restricted common stock for employee services during the three month period ended June 30, 2020. There were no such share issuances during the three month period ended June 30, 2021.

(5)	Other selling, general, and administrative increased by $257,421 or 452% due to an increase in business development and marketing expenses during the three month period ended June 30, 2021.

We expect expenses to increase as we move forward with further enhancing the platform.

Six Month Period Ended June 30, 2021 Compared to the Six Month Period Ended June 30, 2020

Revenue

We had revenue of $169,913 for the six months ended June 30, 2021 and no revenue for the six months ended June 30, 2020. The revenue was driven mainly from Paycheck Protection Program loan forgiveness.

Operating Expenses

A summary of our operating expense for the six month periods ended June 30, 2021 and 2020 follows:

	Six Months Ended
	June 30,		Increase /
	2021	2020	(Decrease)
Operating expense
Professional fees	$681,660	$904,441	$(222,781)
Professional fees – related party	411,038	141,000	270,038
Management fee – related party	360,000	240,000	120,000
Personnel related expenses	1,283,911	1,569,827	(285,916)
Other selling, general, and administrative	424,821	141,827	282,994
Total operating expense	$3,161,430	$2,997,095	$164,335

Operating expenses increased $164,335, or 5%, to $3,161,430 during the six months ended June 30, 2021 compared to $2,997,095 during the same period in 2020. The decrease in total operating expenses is primarily due to:

(1)	A decrease in professional fees of $222,781 which primarily resulted from fewer shares of stock issued for services for the six months ended June 30, 2020 compared to the six months ended June 30, 2021.

(2)	Professional fees – related party increased by $270,038 or 192%, due to marketing and consulting expenses to two companies which are owned by the president of Turnkey a related party during the six month period ended June 30, 2021. There was no such expense during the six month period ended June 30, 2020. This increase was slightly offset by a decrease in R3 service fees during the six month period ended June 30, 2021 compared to the same period in 2020.

(3)	The increase in management fees - related party of $120,000 is due to an additional contract entered into with TBG to provide management services to our wholly-owned subsidiary, Health karma, Inc. There was no such contract during the three month period ended June 20, 2020.

(4)	The decrease in personnel related expenses of $285,916 which is due to issuing shares of its restricted common stock for employee services during the six month period ended June 30, 2020 in excess of that issued in the same period of 2021.

(5)	Other selling, general, and administrative increased by $282,994 or 200% due to an increase in business development and marketing expenses during the six month period ended June 30, 2021.

We expect expenses to increase as we move forward with further enhancing the platform.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At June 30, 2021, we had $125,354 in cash and net negative working capital of $119,806.

For the six month period ended June 30, 2021, we raised $2,294,375 from sales of our restricted common stock and preferred stock, and for the six month period ended June 30, 2020, we raised $1,598,750.

Net cash used in operating activities for six month period ended June 30, 2021 was $2,801,943, as compared to $1,611,234 for the six month period ended June 30, 2020. This change primarily results from our decreased net loss, offset by fluctuations in accounts payable and accrued expenses, accounts payable and accrued expenses-related party and the issuance of common stock for services rendered.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the six month periods ended June 30, 2021 and 2020. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of June 30, 2021, the Company has met the capitalization requirements and has incurred $452,244 in costs related to the development of the MediXall platform.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2021.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2021, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

TBG Holdings Corp. (“TBG”) is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and Chairman of the Board, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer, Treasurer, Secretary and director, and a significant stockholder of the Company. Pursuant to an agreement dated June 2013 and amended on May 20, 2019, TBG was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. In April, 2021 the Company entered into an additional contract with TBG to provide management services to our wholly-owned subsidiary, Health Karma, Inc. Under these agreements, the Company pays TBG a monthly fee of $80,000. As part of its investigation, the SEC has requested certain financial documents and information related to the Company, as well as documents related to transactions with R3 Accounting LLC (“R3”) and other entities.  R3, owned by Mr. Hart, provides accounting, tax, and bookkeeping services to the Company.

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six month period ended June 30, 2021, we:

•	Received proceeds of $949,375, net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 3,797,550 shares of restricted common stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.

•	Received proceeds of $1,345,000, net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 1,345,000 shares of restricted Series B preferred stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act pursuant to Section 4(a)(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Interim Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certification of Interim Chief Executive Officer *
32.2	Section 1350 Certification of Chief Financial Officer *
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

———————

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediXall Group, Inc.

Dated: September 30, 2021	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: September 30, 2021	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer (Principal Executive Officer)