Form 10-Q/A
period 2021-06-30
MediXall Group, Inc.
filed 2021-10-20
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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
Emerging growth company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of September 30, 2021, the issuer had 106,148,845 shares of its common stock issued and outstanding.

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of MediXall Group, Inc. (the “Company”) for the quarter ended June 30, 2021, originally filed with the Securities and Exchange Commission on September 30, 2021 (the “Original Filing”), is being filed solely to correct an error on the cover page to the Original Filing. The Original Filing inadvertently checked the “Yes” box to indicate that it was a shell company. Amendment No. 1 amends and restates the cover page to the Original Filing to indicate that the Company is not a shell company by checking the “No” box appearing after the following statement “Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)”.

In addition to the change described above, Part II, Item 6 (Exhibits) is hereby amended to reference certifications of the Company’s Chief Executive Officer and Chief Financial Officer as required by Section 302 of the Sarbanes-Oxley Act of 2002. These certifications are filed as Exhibits 31.1 and 31.2 to Amendment No. 1.

Except as described above, no other changes have been made to the Original Filing, and Amendment No. 1 does not modify, amend or update in any way any of the financial or other information contained in the Original Filing. Amendment No. 1 does not reflect events that may have occurred subsequent to the filing date of the Original Filing.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Interim Chief Executive Officer (1)
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Financial Officer (1)
32.1	Section 1350 Certification of Interim Chief Executive Officer (2)
32.2	Section 1350 Certification of Chief Financial Officer (2)
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) (3)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (3)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (3)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (3)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (3)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (3)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document) (1)

———————

(1) Filed herewith.

(2) Previously furnished.

(3) Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediXall Group, Inc.

Dated: October 20, 2021	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: October 20, 2021	By:	/s/ Neil Swartz
Neil Swartz
Interim Chief Executive Officer (Principal Executive Officer)