Form 10-K
period 2021-12-31
MediXall Group, Inc.
filed 2022-04-19
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021) based upon the closing sale price of the registrant’s common stock on the OTCQB that day was $68,563,065 as computed by reference to the price at which the common equity was last sold, which was $0.86 on that date.

As of April 5, 2022, there were 113,716,610 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS

MediXall Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2021

OTHER PERTINENT INFORMATION

We maintain our web site at www.gethealthkarma.com. Information on this web site is not a part of this Annual Report on Form 10-K and is not incorporated herein by reference.

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

i

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

ii

PART I

ITEM 1. BUSINESS.

Overview

MediXall Group, Inc. (OTCQB:MDXL) is an innovation-driven technology company purposefully designed and structured around delivering products and services to help consumers learn, decide, and pay for healthcare in ways that complement relationships with trusted doctors. The mission of MediXall Group is to revolutionize the medical industry--improve communication, provide better technology and support services, and provide more efficient, cost-effective healthcare for the consumer.

We started MediXall because we saw the clear systemic flaws in the American health care system. We believe that these flaws made it too expensive and too inconvenient for far too many Americans to obtain quality health care.

Partially because of inefficiency combined with the effect of COVID-19, America’s health care system now consumes 19.7% of U.S. GDP, with health spending increasing 9.7% to reach $4.1 trillion in 2020 according to the Centers for Medicare & Medicaid Services (CMS). Per capita, America spends much more on health care than any other country in the world—42% more than the next closest country Switzerland, and 92.5% more than the Organisation for Economic Co-operation and Development (“OECD”) country average.

A crisis looms because the health care spending growth rate exceeds the growth rate of the general economy. If the 5.4% CMS projected U.S. health care spending growth rate continues, healthcare spending will consume over 20% of U.S. GDP by 2028, crowding out other equally important sectors such as education, infrastructure and the nation’s defense.

Even with this looming crisis, U.S. healthcare market remains opaque and highly fragmented for consumers. Even simple healthcare transactions, such as finding a doctor, scheduling routine procedures or filling a prescription at an affordable price, can be difficult—resulting in inefficiency and higher prices for consumers and the healthcare system.

Recognizing that these trends are not sustainable, MediXall is focused on solutions to these problems. This is what led to the development and launch of Health Karma. This is a robust digital healthcare platform providing a single place for healthcare consumers to turn for personalized information, programs, and resources needed to understand, access, and manage their health and well-being. Focusing on the individual, Health Karma™ gives people information they need to select the right doctor or the right care from the start, and provide ongoing support, such as telehealth solutions, saving money for companies and their employees, while also improving care.

From day one, our vision has been to take complexity out of healthcare. Recognizing this was no small task, we began executing our plan to build an online platform for the consumer to learn, obtain and pay for healthcare without intruding on the trusting relationships with doctors. MediXall launched the first generation of our product in 2019, under the name MediXall.com. Our initial assumption was that because so many were paying more out of pocket with high deductibles, they would respond favorably to a service that would save them money in paying for services in ways similar to those provided by Priceline or Expedia.

In our controlled launch of MediXall.com we found that consumers’ greatest challenges were understanding healthcare costs, health insurance, and the navigation necessary to find the right service providers and doctors. This was due to the average consumer not understanding the basic language of healthcare and health insurance, which makes decision-making on treatments, products, and services difficult

We recognized the key was to shift healthcare from a one-size-fits all model to a more personalized experience built around each individual—reducing and even removing layers of complexity that health insurance brings. So instead of investing large amount on marketing our MediXall.com solution, we decided to develop a more comprehensive product suite that empowers consumers with the tools and resources to navigate the confusion of the healthcare system.

With Health Karma we have created a unique membership model that provides consumers with convenient and affordable access to best-in-class care, whenever and wherever, while driving down overall healthcare costs. We provide our members access to licensed healthcare providers across a wide and growing spectrum of care through $0 copay virtual primary, urgent, and behavioral care, as well as significant discounts to prescriptions, dental care, eye care, hearing and medical equipment. For employers, our Health Karma membership offers a comprehensive way for them to offer supplemental health benefits to all of their employees, including part-time and gig workers who typically are not eligible for benefits.

Health Karma Has Unique Breadth of Healthcare Offerings Under One Brand

$0 Co-pay Virtual Care

- Primary Care
- Urgent Care
- Behavioral Health
- Pet Telehealth

Discount Programs

- Health KarmaRx
- Vision
- Hearing
- Dental
- Durable Medical Equipment
- Vitamins & Supplements

Health Karma Tools

- Mental Health AI Chatbot
- Provider Finder
- Insurance Tracker
- Health & Wellness Tracking

healthkarma

7

The platform was purpose-built to address the vast, unmet and growing demand for improved access to health care services of our members, serving our business-to-consumer (“B2C”) channel, comprised of individual consumers who subscribe directly to our platform, and our business-to-business (“B2B”) channel, comprised of small and midsize business clients as well as other regional and national organizations (collectively, our “clients”), who offer their employees and members access to our platform for free or at discounted rates, respectively.

We deploy a multi-pronged go-to-market strategy through a direct sales force, focused on large enterprises, and channel partners primarily for small and medium businesses and organizations, which enables us to distribute the Services to the market efficiently. We believe we are building a robust and extensive partnership network in the health insurance industry with distribution agreements with many leading insurance agencies in their respective states, such as BHC Insurance, the third largest independent insurance agency in Arkansas, and Gem State Financial, a leading Idaho-based General Agency. We have been able to increase the reach of our partnership network through an Affinity Marketing Partnership agreement with the National Association of Health Underwriters, a professional association representing more than 100,000 health insurance agents, benefits professionals, consultants, and brokers, from both small and large health insurance companies throughout the United States. The Partnership enables NAHU brokers to market the Health Membership in combination with various insurance products or self-insured plans. This expands NAHU members’ ability to work with organizations to provide additional benefits for employees with customized membership options to enhance existing benefits packages or to open the door to benefits for non-traditional, gig and part-time workers. In addition to these distribution channels, we are also entering into arrangements with businesses, associations and other organizations who offer our Platform to their own end-user customers or members as a benefit, a reward or a component of a loyalty program.

We have engineered the Health Karma Platform to be scalable and to grow beyond its current offerings. The flexibility of the Platform enables us to quickly launch new services, expand service offerings or launch in new verticals in a cost- effective manner. In 2021, we launched the following as part of the Health Karma Membership:

•	Refined Behavioral health offering to add 24/7/365 behavioral health access to Masters level licensed therapists, providing members instant access to help anytime
•	Added a fully Spanish language experience to the Health Karma Membership - online, materials, videos, providers
•	Dental discount program through Careington
•	Vision discount program through VSP
•	Hearing discount program through Epic
•	Durable medical equipment and services discount program
•	Vitamin/Nutritional items discount program

We believe the addition of these new programs will help to further enrich our membership model by creating a comprehensive and interconnected offering that delivers a virtuous circle of value for consumers, employers and partners.

Economic Benefits Across Ecosystem

healthkarma

Consumer

- Comprehensive & Affordable
- Ubiquitous Access
- Personalized for you

Employers

- Reduce employee turnover costs - ie interviewing, hiring, training, etc.
- Attract better employee talent by being more competitive
- Reduce employee time-off for medical reasons

Tech Partners

- Access to Consumers Who Are Ready to Transact
- Exposure to Consumers Seeking a Broad Range of Healthcare Products & Services
- Positive Brand Association

Partners

- Offer benefits to everyone at an employer of any size
- Ability to get foot in the door to obtain new business
- Earn recurring commission and build a new revenue stream

healthkarma™
11

We see exciting growth potential as we continue to attract new members through our existing offerings, launch new offerings to address more of the healthcare needs of consumers & employers, and improve Americans’ access to health while reducing what they pay for it. As we extend our platform, we believe that we can create multiple monetization opportunities at different stages of the consumer healthcare journey, enabling us to drive higher expected consumer lifetime value without significant additional consumer acquisition costs.

Our Market Opportunity

Since inception, we have been focused on changing the way consumers access, interact with and consume healthcare. In the United States, healthcare spending grew to $4.1 trillion in 2020 and is expected to reach $6.2 trillion by 2028, according to the CMS. However, it is not always clear what the individual consumer receives in return for this massive spending. We believe that a new healthcare model, one that places the consumer at the center of the healthcare ecosystem, can help to improve their health care access while reducing what they pay for it.

The current healthcare system is broken for most people in the U.S.

Despite the vast spending on healthcare in the United States, the current system frequently fails the average consumer. According to the CMS, per capita spend on healthcare in the United States has doubled in the last 20 years with total spending surpassing $4 trillion; however, United States life expectancy and health indicators are falling behind those of other developed nations. Despite this significantly higher healthcare spending, America performed worst among developed nations in some common health metrics including life expectancy, infant mortality, and unmanaged diabetes, according to the Organization for Economic Co-operation and Development.

The existing healthcare system is highly fragmented and inefficient, lacks transparency, and is unfriendly to the consumer. In addition, myriad issues related to insurance coverage and other cost barriers stand in the way of too many Americans getting the treatment they need and deserve. The legacy system does not allow patients to receive proper care in a timely manner and ultimately drives poor health outcomes.

Evolving Attitudes among Consumers and Employers towards telehealth

Supported by increasing deregulation and broad societal shifts, demand for and provision of telehealth services is surging. Telehealth enables more efficient allocation and utilization of existing clinical resources that could otherwise go unused. With an aging population requiring more complex care and a younger generation that is accustomed to digital technology, telehealth offers an efficient way to leverage finite resources. In the coming years, the telehealth market is positioned for significant growth. The demand for telehealth services is clear among younger generations. According to a survey by Harmony Healthcare IT, three out of four millennials would rather search for medical advice online versus seeing a doctor in-person. These younger generations represent the future of the healthcare system, and telehealth can be at the center of their care experience.

Healthcare is a Top Priority for Employers

To attract and retain staff, employers are looking to make significant investments in health benefits; yet, as commercial insurance costs have reached record highs, employers and employees remain frustrated. Barriers to accessing timely care during the day and after business hours cause employees to miss work and lose productivity. As a result, many employees self-direct themselves to higher cost settings such as emergency rooms.

Rising health care costs are causing many employers to question whether they can afford to offer health benefits to their employees. According to the Kaiser Family Foundation’s 2021 Employer Health Benefits Survey, it costs up to $21,804 each year for employer-sponsored family health coverage for covered workers in small firms.

As costs continue to rise, a common way to offset them is to adjust benefits, such as increasing deductible or copays, lowering coinsurance and increasing out-of-pocket limits. At a certain point, when the benefits become too lean, employees’ perception of their benefits deteriorates.

Health Insurance is Tailored to Large Enterprises not Small Businesses

In April 2021, about 4 million people in the US quit their jobs, the most since the Bureau of Labor Statistics started publishing the data in 2000. In the "Great Resignation," small businesses face an uphill battle for labor. Some employees are leaving for better pay and benefits, while some are leaving the workforce and relying on government programs.

Small business owners are still managing the reality that the number of job openings exceeds the number of unemployed workers, producing a tight labor market. In the January 2022 Jobs Report survey from the National Federation of Independent Business (NFIB), 47% of independent businesses said they had job openings they struggled to fill, which far exceeds the 48-year historical average of 23%. Moreover, 50% of small business owners reported raising compensation in part to stay competitive as employers and attract applicants to their open position, which is another 48-year record high reading.

Small businesses — defined as 500 employees or less by the US Small Business Administration (SBA) — are a key part of economic growth and job creation in the United States. economic rebound — the US Small Business Administration said in 2019 that they accounted for two-thirds of net new jobs. In America, over 30 million firms are small businesses, and they provide employment for nearly half the private workforce. small businesses make up 99.9% of all firms. According to the SBA 2021 Small Business Profile, there are over 32 million small business in the US, making up 99.9% of all US businesses and providing employment for 61.2 million Americans. More jobs are also traditionally created by small businesses and new company formation than by large corporations, with small companies create 1.5 million jobs annually and account for 64% of new jobs, according to the Small Business Administration. But they struggle to raise their prices enough to compensate for the rising costs of benefits and wages.

Small businesses, like their larger counterparts, have not been shielded from the increasing cost of health care. Without advantages such as a larger pool of insured employees, more bargaining power with health insurance companies, and the benefit of full-time human resources personnel, small-business owners are often left with little recourse and few options when a health insurance carrier hikes costs. In addition, many small employers have been hanging on during the pandemic and are just starting to rebound. They may not be able to afford full insurance, but they need their employees to stay, as turnover is costly.

The Rise of the Gig Economy (Changing Workforce)

With the slow transition away from traditional employment and rise of independent labor over the past decade, the U.S. economy has experienced a significant shift in how employees choose to work. The pandemic has served as a catalyst for deeper change with respect to Americans’ embrace of the gig economy. What seemed like a gradual uptick in interest for freelance and gig work up until 2019 has now exploded onto the mainstream.

While around 156 million Americans, about half the U.S. population gets health insurance through an employer, now more than one-third of the workforce now works in the gig economy full- or part-time, according to Upwork’s study of the U.S. independent workforce, “Freelance Forward:2020”. Covid-19 only accelerated Upwork’s data also showed that 12% of workers started freelancing during the pandemic. And there may be no turning back; 60% of people who had taken up freelancing reported that no amount of money would convince them to take a traditional job again.

The pandemic also revealed fundamental problems in the traditional employer benefit system. People who lost their jobs and took up independent work were forced to find their own benefits or go without coverage during the pandemic. Today, nearly 70 million Americans, representing more than one-third of the total U.S. workforce earn income as freelancers and that figure is expected to swell to 90 million by 2028, according to Statistica. Despite the trend however, this group of people are underserved compared to W2 full-time employees. The challenge of accessing benefits isn’t just limited to independent workers either. Many employees, particularly part-time employees, do not have access to benefits through their employers. As of January 2022, the Bureau of Labor Statics reported over 25 million part-time workers are in the US. With this changing workforce, the needs of independent and part-time workers will only become more central in the U.S.

We believe that favorable macro-economic trends, in combination with the expansion of our capabilities, present significant opportunities for on-demand and consumer driven healthcare to address the most pressing, universal healthcare challenges through solutions, such as ours. At the same time, the emergence of technology platforms solving massive structural challenges in other industries has highlighted the need for similar solutions in healthcare. We believe there is a significant opportunity to solve these challenges through an online solution, such as ours, that matches consumer demand and physician supply in real-time, while offering health plans and employers an attractive, cost-effective healthcare alternative for their beneficiaries. We believe that Health Karma offers a solution to address these challenges.

Health Karma Platform

At Health Karma, we empower consumers—both individual consumers and small and midsize business (“SMB”)—to make smarter healthcare decisions with confidence via our digital platform. Technology has changed the way consumers manage their healthcare, making them more comfortable with comparing and accessing healthcare services online. This change has accelerated with the dramatic growth in companies offering innovative healthcare products and services. At Health Karma, we are leveraging this transformation to improve peoples’ access to health care while reducing what they pay for it—ultimately helping to improve the well-being of consumers and the healthcare industry as a whole. As the healthcare industry becomes more fragmented and complex, our value proposition as a trusted, independent platform for consumers increases.

Powered by our own differentiated full stack technology platform, we have built a suite of services that enable us to earn our members’ trust, leverage the power of personalized data, and help our members access quality care they can afford.

The Health Karma Platform was purpose-built to seamlessly connect our existing and future health and wellness programs into one Platform to help drive real member and customer outcomes. We have built our Platform from the ground up to solve the unique challenges of individual consumers as well as organizations and their members.

Our Platform helps solve many of the common pain points for both Consumers and Employers when launching, administering, and maintaining health and wellness-related programs. By integrating many leading programs into one Platform, Users get the same, consistent user experience, without fumbling for passwords across multiple programs or struggling to remember where to access each benefit. Built as a modular solution Health Karma can scale up depending on the unique needs of each member or employer customer by adding programs over time.

As we continue to bring the Health Karma experience to new members, new employers, and new markets, our goal will remain the same: to build engagement, earn trust, and help our members stay healthy and well.

Complete Solution to Manage the Consumer Healthcare Journey

Health Karma offers a simple and intuitive consumer experience that enables our users to take control of their health care decisions.

That experience begins with trust and engagement, which we earn by providing our users with features that help them navigate the many disconnected elements of the healthcare ecosystem. When our users adopt these tools, we not only streamline their day-to-day interactions with the healthcare system and improve user satisfaction, we also obtain valuable data that lets us better understand their unique health care needs. Trust, engagement, and personalized data allow us to help guide our users to the providers that can give them the right care, including virtual care, at the right time and right cost. Our technology stack will also permit us to offer personalized insights and benefits. Our ability to deliver a high-value product, in turn, creates more trust, engagement, and in time, enhances our ability to provide personalized, data-driven insights.

Trusted Guidance + Technology Drive Engaging User Experience

Trusted Guidance + **Personalization** = **Engaging user Experience**

Trusted Guidance: Articles, Videos And Tools

Personalization: Personalized nudges and proprietary data

Insurance Tracker
$600
30%
MET
$2,000
Remaining: 1,400
How to Apply for a Health Karma discount cart
It's been a year since your last annual physical. Time to schedule your next visit.
Higher Conversion
Increased Engagement
Higher LTV

healthkarma™

9

An important aspect of our approach to building trust and engaging members is to engage with them through whatever channel is most comfortable for them. Whether it is a secure in-app message to answer coverage and benefit questions, a consultation with a licensed medical provider in the middle of the night through our telehealth offering, talking with a licensed, professional therapist in as little as 24 hours to address common behavioral health concerns, or finding the right in-network provider and scheduling an in-person appointment, we are there for our users when they need us most. In this way, we are building a product experience more similar to what consumers experience from a best-in-class technology or consumer products company than from a traditional health care organization.

Healthcare
Virtually Anywhere

Our telehealth solutions make it easy for people to access best-in-class care whenever and wherever, while driving down overall healthcare costs.

We offer telehealth services for common medical issues, as well as telebehavioral health services for emotional and mental health concerns

COST SAVINGS

- $0 visit fee with your membership
- Prescription discounts
- Referrals

CONNECTION

- 1:1 care navigation team
- See the same virtual PCP
- On-demand chat 24/7

24

CONVENIENCE

- Care on your schedule
- VPC visits within 24 hours
- 24/7 virtual urgent care

ACCESS

- Lab work/imaging
- Wellness/annual visits
- Chronic care

Virtual Primary Care

Urgent Care

Behavioral Health

Our management and team have shared values in bringing our brand to life through materials, communications, content and interactions. From the first touchpoint our members feel our commitment to delivering a service that focuses on their needs. In addition to employing A/B testing to increase engagement and utilization, we simplify the often complex language used in health care and insurance so that our users feel confident and comfortable with the choices they make.

Our Existing Programs

$0 Visit Virtual Care

Virtual Primary Care - Our Primary Care team will manage our members’ health in many of the same ways as a traditional primary care physician – just over the phone or through video chat, and without any charges outside of the monthly membership fee. With Virtual Primary Care members can:

•	Pick a dedicated provider from the Health Karma network that will see the member at every follow up visit.
•	Manage chronic conditions like asthma and diabetes with ongoing treatment plans.
•	Receive prescriptions for treatment as needed.
•	Make an appointment to connect by phone, computer, or tablet from any location that is convenient for the member.
•	Pay $0 when members have an appointment - all visits are included in the membership fee.
•	Request and get an appointment in as few as 24 hours!
•	Receive an annual wellness visit with a metabolic panel (see all tests included in the panel in the details) included for $0.

Urgent Care - When care can’t wait, members can request a $0 Virtual Urgent Care visit online 24/7/365, waiting only 21 minutes to see a provider on average. Health Karma members can use Urgent Care when they have minor illnesses or injuries that can't wait to be treated or that can be fully addressed in one or two visits.

Behavioral Health - Getting help with emotional health can be difficult. Health Karma provides on-demand, in-the-moment support wherever members call from by connecting them and their immediate family with a Master’s level therapist. The therapist can help our members with concerns like anxiety, stress, depression, addiction, and any other life/work balance or emotional health issue. Consultations are available 24/7 for immediate, in-the-moment help — no need for a call-back or to schedule a consultation. Consultations are confidential and are generally up to 30 minutes in length. In addition, when appropriate, the therapist may provide our members guided solutions materials via email. The clinician may also suggest additional steps and referrals to other resources and professional care. Health Karma’s Virtual Behavioral Health Solution includes:

•	24/7 immediate in-the-moment consultations with master’s level behavioral health clinicians
•	Secure, HIPAA compliant virtual consultations up to 30 minutes in duration
•	Intake and assessment of the member’s problems/concerns at the time
•	Personally directed clinically recommended, “guided solutions” addressing members concerns.
•	When an employee or family member calls in multiple times a year for the same specific issue, our clinicians may make recommendations for appropriate additional levels of care.

Discount Programs

Health Karma Rx -

Dental - As part of the Health Karma membership, members have access to discount saving program offered by an industry leader in dental care Careington International Corporation. With one of the largest dental networks in the nation and its member-transparent pricing, Careington International Corporation is one of the most recognized professional dental networks in the nation. With our dental program Health Karma members can:

•	Save 20% to 50% on most dental procedures including routine oral exams, unlimited cleanings, and major work such as dentures, root canals, and crowns
•	20% savings on orthodontics including braces and retainers for children and adults
•	20% reduction on specialist’s normal fees. Specialties include: Endodontics, Oral Surgery, Pediatric Dentistry, Periodontics, and Prosthodontics where available
•	Cosmetic dentistry such as bonding and veneers also included
•	All dentists must meet highly selective credentialing standards based on education, background, license standing and other requirements
•	Members may visit any participating dentist on the plan and change providers at any time

	POS Sample Savings Chart
Procedure Description	Regular Cost*	Plan Cost**	Savings Amount	Savings Percent
Adult Cleaning	$132	$63	$69	52%
Child Cleaning	$94	$46	$48	51%
Routine Checkup	$78	$33	$45	58%
Extensive Oral Exam	$136	$56	$80	59%
Four Bitewing X-Rays	$89	$42	$47	53%
Composite (White) Filling	$210	$98	$112	53%
Crown (porcelain fused to noble metal)	$1,498	$804	$694	46%
Complete Upper Denture	$2,152	$1,067	$1,085	50%
Molar Root Canal	$1,459	$777	$682	47%
Extraction (single tooth)	$255	$109	$146	57%

*Regular cost is based on the average of the 80th percentile usual and customary rates as detailed in the 2018 FAIR Health Report in the Los Angeles, Orlando, Chicago & NYC metropolitan areas.

**These fees represent the average of the assigned POS fees in the Los Angeles, Orlando, Chicago & NYC metropolitan areas.

Prices subject to change.

Vision – Our discount vision program offers Health Karma members savings on eye care and eyewear the VSP Vision Savings Pass. With the best choices in eyewear, VSP makes it easy for our members to find the perfect frame. Members can choose from great brands like Anne Klein, bebe®, Calvin Klein, Flexon®, Lacoste, Nike, Nine West, and more.* With the VSP Savings Pass, Health Karma members receive:

•	Access to discounts through a trusted, private-practice VSP doctor
•	One rate of $50 for eye exams**
•	15% savings on contact lens exams***
•	Special pricing on complete pairs of glasses and sunglasses
•	Unlimited use on materials throughout the year
•	Exclusive Member Extras and special offers

*Brands subject to change

**This cost is only available with the purchase of a complete pair of prescription glasses; otherwise members receive 20% off an eye exam only.

***Applies only to contact lens exam, not materials. Members are responsible for 100% of the contact lens material cost.

Hearing – Health Karma members have access to hearing aid discounts from 30% to 60% at over 5,500 network providers nationwide through EPIC Hearing. EPIC also offers member a service satisfaction guarantee with a 45-day, no-obligation trial period on products purchased. Members will also receive additional services at no extra charge:

•	Routine hearing test
•	One-year to lifetime supply of batteries per hearing aid. Lifetime supply of batteries are for premium hearing aids only.
•	Extended, three-year manufacturer’s warranty including loss or damage
•	Follow up visits for one year
•	Pricing starting as low as $749 for digital, brand name hearing aids (including the professional services)

Vitamins & Supplements

Durable Medical Equipment - To provide discounts on supplies and medical equipment, Health Karma has partnered with HOMELINK, a leader in durable medical with more than 30 million customers and a customer satisfaction rating of over 99%. With Health Karma, members can save 5-40% on a wide variety of durable medical equipment and services and have them shipped directly to their home.

Our Go-to-Market Strategy for Health Karma

With Health Karma now fully developed and launched into the market, we are leading a full-on roll-out of the Health Karma Platform by shifting the focus to member growth through a multi-pronged go-to-market strategy:

•	Health Karma Partner Program (B2B2C) - In late First Quarter of 2021, we introduced the Health Karma Partner Program which was is designed to provide additional multi-tiered sales channels to deliver our product offerings to employers and individuals, and in turn accelerate market awareness and adoption. The program provides Employer Groups, Insurance Agencies, Associations, Community Groups, Municipalities, and other organizations and sole proprietorships the opportunity to offer Health Karma to their clients while simultaneously building an additional residual revenue stream.

•	Health Karma Employer Program (B2B) – In mid-First Quarter of this 2021, we launched the Health Karma Employer Program in which contractual agreements with employers require them to offer Health Karma and associated products and services as part of their benefits packages. By focusing on the vastly underserved small employer market, Health Karma for Employers allows us to rapidly accelerate user acquisition and adoption of Health Karm to create a robust and engaged user base. Due to the accelerated roll out of the Health Karma for Employers program since the launch in mid-First Quarter of this year, we have expanded our in-house employer sales team and our client success team to actively manage these new accounts.

•	Health Karma Direct to Consumer Program (B2C) - As brand awareness has increased, we have been successful in our performance marketing initiatives to drive customer acquisition. Increased customer sign-ups have come from targeted social media campaigns, content marketing through its educational blog as well as customized task-based in-app messaging and email communications. The company has leveraged SEO & SEM to enhance Health Karma's search presence. Word of mouth is also taking hold as customers are being referred in from users that are recommending Health Karma as a solution to lower healthcare costs.

We primarily generate revenue from employer customers and consumer subscription fees, which are typically annual in nature, providing significant revenue visibility. Through our per-Member-per-month (“PMPM”) subscription model, we enter into contracts with our employer customers that pay a fixed monthly rate based on the total number of Members. In most cases, Members and their Dependents have unlimited access to our Platform and do not pay extra fees for increased utilization, unless they wish to access Services outside the scope of those covered by the subscription.

Our Growth Opportunities

Continue expanding B2C user base and increase engagement. Through our expanding network and customer adoption strategy, we will continue to focus on growing consumer member adoption. We expect this strategy to be further complemented by sustained investment in our platform capabilities, as well as through continuing to leverage our growing brand awareness. We believe our growth opportunity in both health and wellness to be substantial. In addition, as a result of the end-to-end nature of our platform, we believe we are well-positioned to create care continuity for our members across a broader range of health and wellness verticals. We plan to drive further engagement of our existing member base by expanding our offerings beyond our current programs to include capabilities such as an enhanced behavioral offering, wearable integration, Wellness challenges and rewards, and medical records transfer in order to drive higher member lifetime engagement and value. We use a strategic and disciplined approach to building our marketing budget, and are able to achieve efficient spend levels on a per-customer basis by leveraging our brand and strong relationships with outbound and inbound marketing channels.

Expand clients and B2B offering. We expect to meaningfully expand our B2B channel through both the addition of new employer and group clients, as well as a focus on driving deeper penetration rates within our existing clients. We plan to add new B2B clients by contracting with additional regional and national agencies, accelerating our outbound marketing efforts, leveraging our broker and consultant relationships and continuing to penetrate the massively underserved part-time and independent worker market. Additionally, we are focused on further developing our dedicated internal B2B sales team solely focused on expanding our B2B client base as well as driving penetration within existing contracts–an effort we expect to drive significant traction within the near-term. Within our existing employer base, we plan drive penetration and engagement with an invested focus on client success. Additionally, because of our embedded position serving the B2B customer base, we believe we are well-positioned to innovate and lay the groundwork for additional services that drive value for their members such as navigation across the ever-changing health and wellness landscape.

Opportunistic M&A and Product Development. We are well-positioned to further expand our solution set through opportunistic acquisitions or product development responsive to the evolving and expanding needs of our client base. Our technology platform is built to easily integrate with non-native technologies and to offer a single cohesive platform. We plan to use a disciplined approach to strategically acquire complementary capabilities and service lines. These may include, but are not limited to, healthcare FinTech platforms, Third-party data providers, wellness and coaching platforms, workers comp solutions, and other virtual care coordination platforms.

Technology

Health Karma’s underlying technology is a highly scalable, integrated, application program interface or API-driven technology platform. The platform has been built to accommodate the seamless and quick introduction of new services, technologies and functionality that we have introduced through strategic partnerships.

Our platform is built on a modern cloud-based technology stack, employing Agile development cycles and a DevOps approach to infrastructure. Unlike with traditional healthcare IT, our technology platform is updated frequently, without long upgrade cycles. Our modular, service-oriented architecture utilizes API standards for ease of implementing new functionalities and integrating with external systems. By designing our product as a platform, we have created an overarching infrastructure where consumer data, preferences, and third-party partners can all interact through Health Karma’s API. Data is the heart of our technology so because of this we have the potential integrate machine learning and natural language processing to automate recommendations and workflows, uncovering insights that we can incorporate back into the design platform.

This enables our platform to act as a sales channel for other companies. We don’t need to create internally the best tools and technology because we can deliver other’s state of the art technology and applications through our platform. Similar to other two-sided marketplaces, the platform can bring innovative new products to consumers and employers, while at the same time opening up distribution and revenue opportunities for other health companies. Furthermore, we believe that this will generate a virtuous cycle, leveraging our growing customer base to attract the best healthcare partners (and vice versa)--increasing value for all stakeholders.

Our proprietary technology platform powers all aspects of our company: engaging members, supporting partners, and advancing business objectives. Our technology is grounded in human-centered design thinking and leverages insights from behavioral interaction. Our product designers and engineers collaborate closely with our operational team members, as well as healthcare advisors and partners in the Health Karma Network to observe and then optimize workflows. We employ user testing and experiment-driven design (such as A/B testing) to enhance our member and partner experiences.

With the opportunities and growth trajectory in front of the company, we believe our skilled internal development team is uniquely positioned to make critical real-time product development decisions, enabling us to be responsive and stay ahead of the competition.

Sales & Marketing

Health Karma focuses on member growth through two primary avenues: directly acquiring consumer members, and signing agreements with employers that will offer Health Karma and associated products and services as part of their benefits packages. We use marketing and sales strategies to reach consumers as well as employee benefits leaders. Employer marketing and sales strategies also include account-based marketing, business development initiatives, and client service teams focused on customer acquisition, employee enrollment, and member engagement. We derive employer sales through a direct sales force, focused on large enterprises, and channel partners primarily for small and medium businesses and organizations, which enables us to distribute the Services to the market efficiently.

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

As brand awareness increases in more established markets, we shift our efforts to performance marketing focused on both customer acquisition and engagement. Our performance marketing initiatives include customized task-based in-app messages and email communications to drive engagement among members, in addition to more targeted advertisements through direct mail, Google Search, YouTube and social media for member acquisition.

Employer Sales & Marketing

With the roll out of Health Karma to employers, we are developing and expanding our in-house employer sales force to be comprised of sales professionals who will be organized by geography, customer size, and industry. We support our sales force in several ways, including through account-based marketing resources and the deployment of a business development team to educate employer decision makers on the benefits of offering Health Karma to their employees. We also leverage sales analytics to further support lead generation. Additionally, our client success team actively manages our customer accounts and provides in-depth support.

Through the Health Karma Partner Program, we also work with channel partners such as payroll and professional employer organizations to reach small and medium businesses and organizations. Additionally, we partner with select regional and national benefits brokers and consultants to educate and sell potential customers on our offerings.

Customer and Partner Services and Support

We believe that many partners and employer customers are not technical experts and that they bear an enormous responsibility to successfully run their businesses day in and day out. Therefore, we aim to provide end-to-end customer support, including full profile data conversion and import, live onboarding and technical support via telephone, email, and screen sharing; in-software self-service tools; advanced professional services; and educational events. In addition, we also have a dedicated support team that is focused on seeking to ensure that Health Karma members are having the best possible experience.

Customer & Partner Onboarding. We typically onboard new customers and partners with live training sessions delivered via telephone and web conference. These trainings are supplemented by self- service setup checklists, online help materials and webinars.

Customer & Partner Success. To identify opportunities for greater adoption of our products and services and to further help our customers be more successful on our platform, we engage with them to better understand their business goals and objectives; provide targeted education about relevant features, products and services as well as business best practices; and develop a recommended success plan with periodic outreach to check in on their progress.

Ongoing Customer Support. Inclusive with being a member of the Health Karma Partner Program, we offer customer service and support via phone, chat, emails and self-help knowledge centers. All customer service and support is provided by our in-house personnel who are invested in Health Karma’s core values and closely connected to our Product, Technology and Experience team.

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

Employees

As of December 31, 2021, we had 22 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced nor do we currently have any labor disputes.

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

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2021 and 2020, we generated operating revenues of $14,995 and $0, respectively, and reported net losses of $6,200,574 and $5,932,032, respectively, and negative cash flow from operating activities of $4,685,270 and $4,126,869, respectively. As noted in our consolidated financial statements, as of December 31, 2021, we had an accumulated deficit of $25,782,390. We anticipate that we will continue to report losses and negative cash flow. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings.

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

To comply with the requirements of being a public company, we have undertaken various actions, and may need to take additional actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff. Testing and maintaining internal control can divert our management’s attention from other matters that are important to the operation of our business. Additionally, when evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404. If we identify any material weaknesses in our internal control over financial reporting or are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and any investigations by the Financial Industry Regulatory Agency, the SEC or other regulatory authorities, could require additional financial and management resources.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not own any real property. We lease office space at 2929 East Commercial Blvd., Suite Ph-D, Fort Lauderdale, Florida 33308, pursuant to the terms of a commercial office lease. We pay $6,578 per month pursuant to this commercial office lease. We believe that this facility is adequate for our current and near-term future needs.

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

	High	Low
Fiscal Year Ended December 31, 2021
First Quarter	$2.25	$0.85
Second Quarter	$1.19	$0.76
Third Quarter	$1.70	$0.44
Fourth Quarter	$1.73	$1.00

Fiscal Year Ended December 31, 2020
First Quarter	$2.00	$1.65
Second Quarter	$1.69	$0.80
Third Quarter	$1.39	$0.95
Fourth Quarter	$1.50	$1.71

On April 5, 2022, the closing price of our common stock was $2.00 per share.

Holders

As of April 5, 2022, 113,716,610 shares of common stock are issued and outstanding held by approximately 923 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2021, we entered into the following securities transactions;

●	received proceeds of $1,845,791 net of offering costs of $0 pursuant to a Private Placement Memorandum and for which 6,515,340 shares of restricted common stock were issued.

●	received proceeds of $2,269,975 net of offering costs of $0 pursuant to a Private Placement Memorandum and for which 2,270,000 shares of restricted series B preferred stock were issued.

●	issued 5,451,125 shares of restricted common stock for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $1,362,782.

During the year ended December 31, 2020, we entered into the following securities transactions;

●	received proceeds of $2,612,907 net of offering costs of $0 pursuant to a Private Placement Memorandum and for which 10,601,200 shares of restricted common stock were issued.

●	received proceeds of $1,639,360 net of offering costs of $0 pursuant to a Private Placement Memorandum and for which 1,639,360 shares of restricted series B preferred stock were issued.

●	issued 6,344,375 shares of restricted common stock for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $1,663,909.

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

Overview

MediXall Group, Inc. (OTCQB:MDXL) is an innovation-driven technology company purposefully designed and structured around delivering products and services to help consumers learn, decide, and pay for healthcare in ways that complement relationships with trusted doctors. The mission of MediXall Group is to revolutionize the medical industry--improve communication, provide better technology and support services, and provide more efficient, cost-effective healthcare for the consumer.

Going Concern

We have incurred net losses of $25.8 million since inception through December 31, 2021. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

Revenue

We generated $180,714 in revenues primarily $165,719 from the forgiveness of the Paycheck Protection loans during 2021 and $0 during 2020. During 2021, the Company generated $14,995 from operating revenue of Health Karma Platform.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2021 and 2020 follows:

	Years Ended
	December 31,		Increase/
	2021	2020	(Decrease)
Operating expense
Professional fees	$1,277,975	$1,539,082	$(261,107)
Professional fees – related party	496,038	369,950	126,088
Management fees – related party	840,000	480,000	360,000
Personnel related expenses	3,066,406	2,530,315	536,091
Other selling, general, and administrative	717,369	389,105	328,264
(Credit) / provision for uncollectible prepaid expense – related party	(16,500)	623,580	(640,080)
Total operating expense	$6,381,288	$5,932,032	$449,256

Operating expenses increased $449,256 or 8% to $6,381,288 in 2021 compared to $5,932,032 in 2020. The increase in total operating expenses is primarily due to:

1.	The decrease in professional fees of $261,107 primarily resulted from fewer shares of stock issued for services for the year end December 31, 2021 compared to December 31, 2020.
2.	The increase in Professional fees – related party by $126,088 due to marketing and consulting expenses to two companies which are owned by the president of Turnkey, a related party, during the year ended December 31, 2021. There was no such expense for year ended December 31, 2020. This increase is slightly offset by a decrease in R3 service fees during the year ended December 31, 2021 compared to the same period in 2020.
3.	The increase in management fees - related party of $360,000 is due to an additional contract entered into with TBG to provide management services to our wholly-owned subsidiary, Health Karma, Inc. There was no such contract during the year ended December 31, 2020.
4.	The increase in personnel related expenses of $536,091 is due to issuing shares of restricted common stock for employee services during the year ended December 31, 2021 in excess of that issued in the same period of 2020.
5.	The $328,264 increase in other selling, general, and administrative is due to an increase in business development and marketing expenses during the year ended December 31, 2021.
6.	The decrease of $640,080 in the provision for uncollectible prepaid expense – related party is primarily due to no provision recorded during 2021. This is slightly offset by a $16,500 credit recognized during 2021. The prepaid expense – related party consists of cash advances to TBG. The advances are due on demand, unsecured, and do not bear any interest. As of December 31, 2020, the Company determined these advances to be uncollectible. As such, the Company recorded a provision for uncollectible related party accounts receivable totaling $623,580.

Liquidity and Capital Resources

We have an accumulated deficit of $25,782,390 at December 31, 2021. As of December 31, 2021, we had working capital of $(882,385). Additionally, due to the “start-up” nature of our business, we expect to incur losses as we continue development of our business plan.

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

Net cash used in operating activities was $4,685,270 for the year ended December 31, 2021, compared to $4,126,869 for the year ended December 31, 2020.

Net cash used in investing activities was $12,840 for the year ended December 31, 2021, compared to $91,574 used in investing activities for the year ended December 31, 2020.

Net cash provided by financing activities was $4,115,766 during the year ended December 31, 2021 compared to $4,417,986 for the year ended December 31, 2020.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related party, and note payable approximates its fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of December 31, 2021. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company accounts for revenue under Accounting Standards Updated ("ASU") ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606").. The Company had minimal revenues in 2021 and no revenue in 2020. The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed there was no write-down of long-lived assets required during 2021 and 2020. There can be no assurances that future impairment tests will not result in further charge to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. During the years ended December 31, 2021 and 2020, the Company’s costs related to the development of the Medixall website platform had met the capitalization requirements. The Company engaged an appraiser to perform an impairment analysis of the capitalized website and development costs as of December 31, 2021 and 2020. The impairment analysis was performed based upon a cost approach, specifically the cost to recreate or reproduce the asset using actual historical cost incurred, adjusted by consumer price index and taxes. The analysis resulted in an impairment loss of $0 for the years ended December 31, 2021 and 2020, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of our Company as of December 31, 2021 and 2020 and for the years then ended are set forth in the Form 10-K beginning at page F-1.

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

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021, based on the following deficiencies:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Director Compensation

We did not compensate our directors for their services on the Board during 2021 and 2020.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation recorded by us in the past two years for our principal executive officer and principal financial officer and each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neil Swartz	2021	—	—	—	—	—	$420,000	$420,000
Interim Chief Executive Officer (1)	2020	—	—	—	—	—	$240,000	$240,000
Timothy S Hart	2021	—	—	—	—	—	$640,538	$640,538
Chief Financial Officer (2)	2020	—	—	—	—	—	$609,950	$609,950

———————

(1)	There is no employment agreement between Mr. Swartz and the Company. Mr. Swartz did not earn any compensation as an individual. However, Mr. Swartz is 50% owner of TBG Holdings, Corp. During 2021 and 2020, the Company recognized $840,000 and $480,000, respectively, as related party management fees. As such, we have included 50% of the recognized expense in the table above.

(2)	There is no employment agreement between Mr. Hart and the Company. Mr. Hart did not earn any compensation as an individual. However, Mr. Hart is 50% owner of TBG Holdings Corp. During 2021 and 2020, the Company recognized $840,000 and $480,000, respectively, as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above. Additionally, Mr. Hart provides services to the Company through a company he owns, R3 Accounting. During 2021 and 2020, the Company recognized expense related to R3 Accounting services of $220,538 and $369,950, respectively.

Outstanding Equity Awards at Fiscal Year-End Table

The Company had no outstanding equity awards as of December 31, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2021 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director and Named Executive Officer; and (iii) all executive officers and directors as a group:

	Title of Class
	Series A Convertible Preferred Stock			Common Stock
Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Common Stock Equivalents	% of Class (2)	Number of Shares Beneficially Owned (2)	% of Class (2)
Directors and Named Executive Officers
Timothy S. Hart(3)	88,298	8,300,000	33.3%	10,920,519	9.85%
Neil Swartz (4)	88,298	8,300,000	33.3%	10,920,519	9.85%
Noel Guillama (5)	88,298	8,300,000	33.3%	7,500,000	6.77%
All current directors and officers as a group (3 persons)	264,894	24,900,000	100%	29,341,038	26.47%

5% shareholders
TBG Holdings Corp.	—	—	—	9,978,019	9.00%
Timothy S. Hart(3)	88,298	8,300,000	33.3%	9,978,019	9.00%
Neil Swartz (4)	88,298	8,300,000	33.3%	9,978,019	9.00%
The Quantum Group, Inc.(5)	—	—	—	6,500,000	5.86%
Guillama 2, Inc. (5)	88,298	8,300,000	33.3%	1,000,000	0.90%

———————

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 2929 East Commercial Boulevard, PH-D, Fort Lauderdale, FL 33308.

(2)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 110,864,595 shares of common stock issued and outstanding as of December 31, 2021. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)	Represents (a) 8,300,000 shares of common stock issuable upon conversion of 88,298 shares of Series A Convertible Preferred Stock; and (b) 9,978,019 shares of common stock held by TBG Holdings Corp., of which Mr. Hart is a principal and in such capacity, Mr. Hart may be deemed to have beneficial ownership of these shares.

(4)	Represents (a) 8,300,000 shares of common stock issuable upon conversion of 88,298 shares of Series A Convertible Preferred Stock; and (b) 9,978,019 shares of common stock held by TBG Holdings Corp., of which Mr. Swartz is a principal and in such capacity, Mr. Swartz may be deemed to have beneficial ownership of these shares.

(5)	Represents (a) 8,300,000 shares of common stock issuable upon conversion of 88,298 shares of Series A Convertible Preferred Stock; (b) 6,500,000 shares of common stock held by The Quantum Group, Inc., which is controlled by Mr. Guillama; and (c) 1,000,000 shares of common stock held by Guillama 2, Inc., which is owned by Mr. Guillama. Mr. Guillama may be deemed to have beneficial ownership of the shares held by The Quantum Group, Inc, and Guillama 2, Inc.

Securities authorized for issuance under equity compensation plans

We have not adopted any equity compensation or similar plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a formal written policy for the review and approval of transactions with related parties; however, our Code of Business Conduct and Ethics require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel will review the transaction and relationship disclosed and the Board makes a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

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

The following are related party transactions for the fiscal years ended December 31, 2021 and 2020:

Pursuant to an agreement dated June 2013 and amended in July 2021, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a monthly fee of $40,000. In April 2021, we entered into an additional agreement with TBG to provide management services specifically to our Health Karma subsidiary. Under this new agreement, we pay TBG an additional monthly fee of $40,000. During the years ended December 31, 2021 and 2020, the Company expensed $840,000 and $480,000, respectively, of related party management fees related to these agreements. At December 31, 2021 and 2020, the Company had prepaid management fees related to the aforementioned agreement with TBG amounting to $276,043 and $480,000, respectively.

R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the years ended December 31, 2021 and 2020, the Company expensed $220,538 and $369,950, respectively, related to R3 services.

During the year ended December 31, 2021, the Company paid $275,500 in marketing and consulting expenses to two companies which are owned by the president of Turnkey Capital, Inc. (“Turnkey”), a related party of the Company. There was no such fee during the year ended December 31, 2020.

The Company received short term cash advances during 2021 and 2020 from Turnkey Capital, Inc. (“Turnkey”), a related party of the Company. The advances are due on demand, are unsecured, and do not bear any interest.

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At December 31, 2021	At December 31, 2020
TBG	$276,043	$480,000
Turnkey	(549,150)	(457,300)
R3	(18,052)	(19,931)
	$(291,159)	$2,769

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Hacker, Johnson & Smith, P.A. (“HJS”) currently serves as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal years ended December 31, 2021 and 2020. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to HJS, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

	2021	2020
Audit Fees	$57,000	$48,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$57,000	$48,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2021 and 2020 were pre-approved by the entire board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets as of December 31, 2021 and 2020
●	Consolidated Statements of Operations for the years ended December 31, 2021 and 2020
●	Consolidated Statements of Changes in Stockholders’ Equity (Deficit) For the Years Ended December 31, 2021 and 2020
●	Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

3. Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Form S-1 filed with the SEC on March 5, 2014)
3.2	Articles of Merger filed December 31, 2002 (Incorporated by reference to Exhibit 3.2 of Form S-1 filed with the SEC on March 5, 2014)
3.3	Certificate of Amendment to the Articles of Incorporation filed December 31, 2002 (Incorporated by reference to Exhibit 3.3 of Form S-1 filed with the SEC on March 5, 2014)
3.4	Certificate of Amendment to the Articles of Incorporation filed June 23, 2003 (Incorporated by reference to Exhibit 3.4 of Form S-1 filed with the SEC on March 5, 2014)
3.5	Certificates of Amendment to the Articles of Incorporation filed July 25, 2003 (Incorporated by reference to Exhibit 3.5 of Form S-1 filed with the SEC on March 5, 2014)
3.6	Certificates of Amendment to the Articles of Incorporation filed March 30, 2005 (Incorporated by reference to Exhibit 3.6 of Form S-1 filed with the SEC on March 5, 2014)
3.7	Certificate of Amendment to the Articles of Incorporation filed October 29, 2007 (Incorporated by reference to Exhibit 3.7 of Form S-1 filed with the SEC on March 5, 2014)
3.8	Certificate of Amendment to the Articles of Incorporation filed May 14, 2009 (Incorporated by reference to Exhibit 3.8 of Form S-1 filed with the SEC on March 5, 2014)
3.9	Certificate of Amendment to the Articles of Incorporation filed August 26, 2009 (Incorporated by reference to Exhibit 3.9 of Form S-1 filed with the SEC on March 5, 2014)
3.10	Certificate of Amendment to the Articles of Incorporation filed September 10, 2010 (Incorporated by reference to Exhibit 3.10 of Form S-1 filed with the SEC on March 5, 2014)
3.11	Certificate of Amendment to the Articles of Incorporation filed July 12, 2011 (Incorporated by reference to Exhibit 3.11 of Form S-1 filed with the SEC on March 5, 2014)
3.12	Certificate of Change filed September 21, 2011 (Incorporated by reference to Exhibit 3.12 of Form S-1 filed with the SEC on March 5, 2014)
3.13	Certificate of Amendment to the Articles of Incorporation filed July 2, 2013 (Incorporated by reference to Exhibit 3.13 of Form S-1 filed with the SEC on March 5, 2014)
3.14	Certificates of Amendment to the Articles of Incorporation filed July 10, 2013 (Incorporated by reference to Exhibit 3.14 of Form S-1 filed with the SEC on March 5, 2014)
3.15	Bylaws (Incorporated by reference to Exhibit 3.15 of Form S-1 filed with the SEC on March 5, 2014)

3.16	Amended and Restated Articles of Incorporation filed June 17, 2014 (Incorporated by reference to Exhibit 3.16 of Form S-1 filed with the SEC on July 15, 2014)
3.17	Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Continental Rail Corp. to MediXall Group, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on November 16, 2016)
3.18	Certificate of Change to effect a 1 for 15 reverse stock split (Incorporated by reference to Exhibit 3.3 of Form 8-K filed with the SEC on November 16, 2016)
3.19	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on June 24, 2020)
10.1	Agreement dated June 25, 2013 by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (Incorporated by reference to Exhibit 10.1 of Form S-1 filed with the SEC on March 5, 2014)
10.2	Letter agreement dated May 27, 2013 by and between Continental Rail Corp. and Taylor-DeJongh International (Incorporated by reference to Exhibit 10.2 of Form S-1 filed with the SEC on March 5, 2014)
10.3	Employment Agreement effective June 27, 2013 by and between IGSM Group, Inc. and Wayne A. August (Incorporated by reference to Exhibit 10.3 of Form S-1 filed with the SEC on March 5, 2014)
10.4	Employment Agreement effective June 25, 2013 by and between IGSM Group, Inc. and John H. Marino, Jr. (Incorporated by reference to Exhibit 10.4 of Form S-1 filed with the SEC on March 5, 2014)
10.5	Amendment No. 1 to Agreement by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (Incorporated by reference to Exhibit 10.5 of Form S-1 filed with the SEC on July 15, 2014)
10.6	Independent Consultant Agreement dated October 2, 2013 by and between John M. Keasling and Continental Rail Corp. (Incorporated by reference to Exhibit 10.6 of Form S-1 filed with the SEC on July 15, 2014)
10.7	Amendment to Independent Consultant Agreement dated June 24, 2014, effective October 2, 2013 by and between Continental Rail Corp. and John M. Keasling (Incorporated by reference to Exhibit 10.7 of Form S-1 filed with the SEC on July 15, 2014)
10.8	Agreement between the Company, Continental Rail, LLC, and the Company’s Series A Preferred Shareholders (incorporated by reference from exhibit 10.1 to Form 8-K filed on June 26, 2015)
10.9	Definitive Agreement for the Exchange of Common Stock for Limited Liability Company interest dated June 24, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on June 27, 2016)
10.10	Share Exchange Agreement dated July 8, 2016 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on December 16, 2016)
10.11	Share Exchange Agreement and Plan of Reorganization dated December 13, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 16, 2016)
10.12	Definitive Acquisition Agreement dated July 27, 2020 between the registrant and Turnkey Capital, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 29, 2020)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 of Form S-1 filed with the SEC on March 5, 2014)
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on September 3, 2020)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

———————

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediXall Group, Inc.

Dated: April 19, 2022	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy S. Hart	Chief Financial Officer and Director (principal financial and accounting officer)	April 19, 2022
Timothy S. Hart

/s/ Neil Swartz	Interim Chief Executive Officer (principal executive officer)	April 19, 2022
Neil Swartz

/s/ Noel Guillama	Director	April 19, 2022
Noel Guillama

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

MediXall Group, Inc.

Fort Lauderdale, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MediXall Group, Inc. and Subsidiaries (the "Company"), as of December 31, 2021 and 2020 and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluating Website and Development Costs for Impairment

The Company’s website and development costs (W&DC’s) amounted to $451,404 as of December 31, 2021. As discussed in Note 3 to the consolidated financial statements, these costs were incurred during the application and development stage of the project. W&DC’s are reviewed annually for impairment, or more frequently if indicators of impairment exist. The Company performed an impairment test for the W&DC’s and concluded that there was no impairment as of December 31, 2021. The evaluation of impairment involves comparing the current fair value of W&DC’s to its carrying value. Management uses the assistance of an independent specialist to determine the estimated fair value of W&DC’s. Fair value is estimated using a cost-based approach model, specifically the cost to recreate or reproduce the asset using actual historical cost incurred. The model contains several quantitative adjustments. The determination of fair value using this technique requires the use of significant inputs, estimates and assumptions.

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

Fort Lauderdale, Florida

April 19, 2022

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	At December 31,
	2021	2020

ASSETS
CURRENT ASSETS:
Cash	$63,418	$645,762
Prepaid expenses - related party	276,043	480,000
Other assets	3,484	8,000
Total current assets	342,945	1,133,762

Furniture and equipment, net	23,376	26,536

Right-of-use-operating lease asset	313,856	43,757

Website and development costs	451,404	439,404

Total assets	$1,131,581	$1,643,459

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$588,870	$571,405
Accounts payable and accrued expenses - related party	567,202	477,231
Operating lease liability	69,258	47,200
Note payable	—	25,373

Total current liabilities	1,225,330	1,121,209

Operating lease liability, net of current portion	246,373	—
Note payable, net of current portion	—	140,346

Total liabilities	1,471,703	1,261,555

Contingencies (Notes 2, 3, and 6)	—	—

STOCKHOLDERS' (DEFICIT) EQUITY:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized; 3,909,360 and 1,639,360 issued and outstanding	3,909	1,639
Common Stock, $0.001 par value 750,000,000 shares authorized; 110,864,595 and 98,898,130 shares issued and outstanding	110,864	98,898
Additional paid-in capital	25,327,230	19,862,918
Accumulated deficit	(25,782,390)	(19,581,816)

Total stockholders' (deficit) equity	(340,122)	381,904

Total liabilities and stockholders' (deficit) equity	$1,131,581	$1,643,459

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2021	2020

Revenue:
Gain from forgiveness of note payable	$165,719	$—
Provider subscriptions	14,995	—
Revenue	180,714	—

Operating Expenses
Professional fees	1,277,975	1,539,082
Professional fees - related party	496,038	369,950
Management fees - related party	840,000	480,000
Personnel related expenses	3,066,406	2,530,315
Other selling, general and administrative	717,369	389,105
(Credit) provision for uncollectible prepaid expense- related party	(16,500)	623,580
Total Operating Expenses	6,381,288	5,932,032
Loss before income taxes	(6,200,574)	(5,932,032)
Income taxes	—	—
Net loss	(6,200,574)	(5,932,032)

Less preferred stock dividends	249,424	42,122

Net loss to common shareholders	$(6,449,998)	$(5,974,154)

Net loss per common share - basic and diluted	$(0.06)	$(0.07)

Weighted average number of common shares outstanding during the periods - basic and diluted	104,203,954	90,630,829

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2021 and 2020

	Series A Voting		Series B Voting						Total
	Preferred Stock		Preferred Stock		Common Stock		Additional		Stockholders'
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31 2019	264,894	265	—	—	80,952,555	80,953	13,966,326	(13,649,784)	397,760

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs	—	—	—	—	10,601,200	10,601	2,602,306	—	2,612,907
Proceeds received from sale of Preferred Stock, net of $0 offering costs	—	—	1,639,360	1,639	—	—	1,637,721	—	1,639,360
Common stock issued for services	—	—	—	—	6,344,375	6,344	1,657,565	—	1,663,909
Common stock issued to related party	—	—	—	—	1,000,000	1,000	(1,000)	—	—
Net loss	—	—	—	—	—	—	—	(5,932,032)	(5,932,032)
Balance, December 31 2020	264,894	265	1,639,360	1,639	98,898,130	98,898	19,862,918	(19,581,816)	381,904

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs	—	—	—	—	6,515,340	6,515	1,839,276	—	1,845,791
Proceeds received from sale of Preferred Stock, net of $0 offering costs	—	—	2,270,000	2,270	—	—	2,267,705	—	2,269,975
Common stock issued for services	—	—	—	—	5,451,125	5,451	1,357,331	—	1,362,782
Net loss	—	—	—	—	—	—	—	(6,200,574)	(6,200,574)
Balance, December 31 2021	264,894	265	3,909,360	3,909	110,864,595	110,864	25,327,230	(25,782,390)	(340,122)

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,200,574)	$(5,932,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,000	4,000
Common stock issued as compensation for services	1,362,782	1,663,909
(Credit) provision for uncollectible prepaid expense - related party	(16,500)	623,580
Gain from forgiveness of note payable	(165,719)	—
Changes in operating assets and liabilities:
Other assets	4,516	(8,000)
Prepaid expenses - related party	220,457	(1,103,580)
Accounts payable and accrued expenses	17,465	410,625
Accounts payable and accrued expenses - related party	89,971	215,430
Amortization of right-of-use operating lease asset	73,231	69,638
Operating lease liability	(74,899)	(70,439)
Net cash used in operating activities	(4,685,270)	(4,126,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	(840)	(8,874)
Website development costs	(12,000)	(82,700)
Net cash used in investing activities	(12,840)	(91,574)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	1,845,791	2,612,907
Proceeds from the sale of preferred stock	2,269,975	1,639,360
Proceeds from long term debt	—	165,719
Net cash provided by financing activities	4,115,766	4,417,986

Net (decrease) increase in cash	(582,344)	199,543
Cash at beginning of year	645,762	446,219

Cash at end of year	$63,418	$645,762

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year:
Interest	$—	$—
Income taxes	$—	$—

Non-cash transactions:
Right-of-use asset obtained in exchange for operating lease liabilities	$343,330	$—
Common stock issued to related party	$—	$1,000
Decrease in note payable resulting from gain on forgiveness of note payable	$(165,719)	—

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 1 – Organization and Nature of Operations

MediXall Group, Inc. (the "Company “or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. The Company had various name changes since, to reflect changes in the Company’s operating strategies.

MediXall Group, Inc. (OTCQB:MDXL) is an innovation-driven technology company purposefully designed and structured around delivering products and services to help consumers learn, decide, and pay for healthcare in ways that complement relationships with trusted doctors. The mission of MediXall Group is to revolutionize the medical industry--improve communication, provide better technology and support services, and provide more efficient, cost-effective healthcare for the consumer. The Company generated minimal revenue in 2021 and no revenue in 2020 as its online healthcare platform is still in the application and development stage. Further discussion on our operations, mission, and initiatives can be found in the Management’s Discussion and Analysis section of this report.

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

Note 2 – Going Concern

The Company had an accumulated deficit of $25,782,390 at December 31, 2021, and does not have sufficient operating cash flows. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to December 31, 2021, the Company has issued 2,756,733 common shares for total proceeds of $1,070,982.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses, accounts payable and accrued expenses – related party, and note payable approximates its fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of December 31, 2021. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Updated ("ASU") ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606"). The Company had minimal revenues in 2021 and no revenue in 2020. The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

In 2021, the Company generated revenues from selling bundle medical and wellness services to individuals, employer groups, or third-party administrators from the Company Health Karma platform. The Company primarily generate revenue from employer customers and consumer subscription fees, which are typically a 12-month commitment in nature. Through our per-Member-per-month (“PMPM”) subscription model, we enter into contracts with our employer customers that pay a fixed monthly rate based on the total number of Members. In most cases, Members and their Dependents have unlimited access to our Platform and do not pay extra fees for increased utilization, unless they wish to access Services outside the scope of those covered by the subscription.  Our performance obligations are satisfied overtime as we provide access to the Health Karma portal and associated benefits. We recognize revenue monthly as the services are rendered and performance obligations are satisfied.

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

Following is the computation of basic and diluted LPS:

	Years Ended
	December 31,
	2021	2020
Basic and Diluted LPS Computation
Numerator:
Net loss	(6,200,574)	(5,932,032)
Series B preferred stock dividends	249,424	42,122
Loss available to common stockholders	$(6,449,998)	$(5,974,154)

Denominator:
Weighted average number of common shares outstanding	104,203,954	90,630,829

Basic and diluted LPS	$(0.06)	$(0.07)

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A Preferred stock (convertible)	24,900,000	24,900,000
Series B Preferred stock (convertible)	15,637,440	6,557,440

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed there was no write-down of long-lived assets required during 2021 and 2020. There can be no assurances that future impairment tests will not result in charges to operations.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. During the years ended December 31, 2021 and 2020, the Company’s costs related to the development of the Medixall website platform had met the capitalization requirements. The Company engaged an appraiser to perform an impairment analysis of the capitalized website and development costs as of December 31, 2021 and 2020. The impairment analysis was performed based upon a cost approach, specifically the cost to recreate or reproduce the asset using actual historical cost incurred, adjusted by consumer price index and taxes. The analysis did not result in any impairment loss for 2021 and 2020.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. At December 31, 2021, cumulative unpaid dividends on the Series B Preferred Stock amounted to $291,546. No common stock has been issued as of December 31, 2021 in satisfaction of the preferred stock dividend.

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

Note 5 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended in July 2021, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Under this agreement, we pay TBG a monthly fee of $40,000. In April 2021, we entered into an additional agreement with TBG to provide management services specifically to our Health Karma subsidiary. Under this new agreement, we pay TBG an additional monthly fee of $40,000. During the years ended December 31, 2021 and 2020, the Company expensed $840,000 and $480,000, respectively, of related party management fees related to these agreements. At December 31, 2021 and 2020, the Company had prepaid management fees related to the aforementioned agreement with TBG amounting to $276,043 and $480,000, respectively.

During the year ended December 31, 2021, the Company paid $275,500 in marketing and consulting expenses to two companies which are owned by the president of Turnkey Capital, Inc. (“Turnkey”), a related party of the Company. There was no such fee during the year ended December 31, 2020.

R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the years ended December 31, 2021 and 2020, the Company expensed $220,538 and $369,950, respectively, related to R3 services.

The Company received short term cash advances during 2021 and 2020 from Turnkey. The advances are due on demand, are unsecured, and do not bear any interest.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At December 31, 2021	At December 31, 2020
TBG	$276,043	$480,000
Turnkey	(549,150)	(457,300)
R3	(18,052)	(19,931)
	$(291,159)	$2,769

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

All transactions between the Company and each of TBG and R3 are routinely updated and disclosed in the Company’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, each as filed with the SEC. These filings can be found on the SEC’s public web site at https://www.sec.gov/cgi-bin/browse-edgar?CIK=1601280&owner=exclude. The web site is not incorporated herein by reference and is not a part of this Annual Report on Form 10-K.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

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

Note 7 – Lease

The Company’s operating lease obligation is for the Company’s office facility. Our lease has a remaining lease term of approximately 3.58 years and does not offer an option to extend the lease. The components of lease expense and other lease information as of and during the years ended December 31, 2021 are as follows:

	Year Ended December 31,
	2021	2020
Operating Lease Expense Recognized	$78,569	$75,263
Cash paid for amounts included in measurement of lease liabilities	$79,072	$71,795

	At December 31, 2021	At December 31, 2020

Operating lease right-of-use asset	$313,856	$43,757
Operating lease liability	$315,631	$47,200
Weighted-average remaining lease term	3.58 years	0.6 years
Weighted-average discount rate	4.5%	6.0%

Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liability is as follows:

At
Year Ending	December 31,
December 31,	2021
2022	$79,923
2023	82,321
2024	75,853
2025	65,618
2026	38,939
Total future minimum lease payments	342,654
Less imputed interest	(27,023)
Total operating lease liabilities	$315,631

Note 8 – Note Payable

During May 2020, the Company received a Paycheck Protection Program loan in the amount of $165,719. The Small Business Administration forgave the full amount of the loan in June 2021. Accordingly, the Company has derecognized the loan and recognized the revenue of $165,719 from loan forgiveness.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

Note 9 – Income Taxes

A reconciliation of differences between the effective income tax rates and the statutory federal rates is as follows:

	2021		2020
	Rate	Amount	Rate	Amount
Tax benefit at U.S. federal statutory rate	21%	$1,302,121	21%	$1,245,727
State taxes, net of federal benefit	5%	310,029	5%	296,602
Change in valuation allowance	(26)%	(1,612,150)	(26)%	(1,542,329)
	—	$—	—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2021 and 2020 consisted of the following:

	2021	2020
Net Operating Loss Carryforward	$4,836,093	$3,578,267
Share-based compensation	961,985	607,661
Valuation Allowance	(5,798,078)	(4,185,928)
Total Net Deferred Tax Assets	$—	$—

As of December 31, 2021, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $20.6 million. These carryforwards will begin to expire in 2033. During the years ended December 31, 2021 and 2020, the Company assessed its earnings history and trend over the past year and its estimate of future earnings, and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future. The Company is no longer subject to examination by taxing authorities for the years before 2018.

Note 10 – Stock-Based Compensation

During 2021 and 2020, the Company issued common stock as compensation for services rendered by employees, advisors and independent contractors. All stock issuances are subject to approval of the Company’s board of directors. The Company values stock-based compensation expense at fair value of the Company’s stock at date of issuance. The following summarizes stock-based compensation:

Issued to	Number of Shares	Expense Recorded during the year ended December 31, 2021

Employees	2,640,625	$660,156
Advisors and Independent Contractors	2,810,500	702,626
	5,451,125	$1,362,782

Issued to	Number of Shares	Expense Recorded during the year ended December 31, 2020

Employees	3,730,000	$964,291
Advisors and Independent Contractors	2,614,375	699,618
	6,344,375	$1,663,909

The compensation expense to advisors and independent contractors is included in professional fees in the accompanying consolidated statements of operations. The compensation expense to employees is included in personnel related expenses in the accompanying consolidated statements of operations.

