Form 10-Q
period 2022-03-31
MediXall Group, Inc.
filed 2022-08-01
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of August 1, 2022, the issuer had 118,134,789 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENDSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$103,900	$63,418
Prepaid expenses - related party	116,413	276,043
Other assets	7,484	3,484
Total current assets	227,797	342,945

Furniture and equipment, net	20,696	23,376
Rights-to-use-intellectual property	227,571	—
Right-of-use-operating lease asset	295,963	313,856
Website and development costs	453,084	451,404

Total assets	$1,225,111	$1,131,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$585,720	$588,870
Accounts payable and accrued expenses - related party	589,202	567,202
Operating lease liability	60,189	69,258

Total current liabilities	1,235,111	1,225,330

Operating lease liability, net of current portion	238,615	246,373
Senior Convertible Debentures, net of discount of $23,800	426,880	—

Total liabilities	1,900,606	1,471,703

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized; 3,909,360 issued and outstanding	3,909	3,909
Common Stock, $0.001 par value 750,000,000 shares authorized; 115,901,920 and 110,864,595 shares issued and outstanding	115,901	110,864
Additional paid-in capital	27,396,922	25,327,230
Accumulated deficit	(28,192,492)	(25,782,390)

Total stockholders' deficit	(675,495)	(340,122)

Total liabilities and stockholders' deficit	$1,225,111	$1,131,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2022	2021

Revenue	$7,907	$3,271

Operating Expenses
Professional fees	328,657	339,580
Professional fees - related party	120,000	164,038
Management fees - related party	240,000	120,000
Personnel related expenses	1,529,954	601,550
Other selling, general and administrative	199,398	110,404
Total Operating Expenses	2,418,009	1,335,572
Loss before income taxes	(2,410,102)	(1,332,301)
Income taxes	—	—
Net loss	(2,410,102)	(1,332,301)

Less preferred stock dividends	72,840	46,969

Net loss to common shareholders	$(2,482,942)	$(1,379,270)

Net loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of common shares outstanding during the periods - basic and diluted	114,625,809	100,242,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Voting		Series B Voting						Total
	Preferred Stock		Preferred Stock		Common Stock		Additional		Stockholders'
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31 2020	264,894	265	1,639,360	1,639	98,898,130	98,898	19,862,918	(19,581,816)	381,904

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs	—	—	—	—	2,487,550	2,488	619,387	—	621,875
Proceeds received from sale of Preferred Stock	—	—	1,345,000	1,345	—	—	1,343,655	—	1,345,000
Net loss	—	—	—	—	—	—	—	(1,332,301)	(1,332,301)
Balance, March 31 2021 (Unaudited)	264,894	265	2,984,360	2,984	101,385,680	101,386	21,825,960	(20,914,117)	1,016,478

Balance, December 31 2021	264,894	265	3,909,360	3,909	110,864,595	110,864	25,327,230	(25,782,390)	(340,122)
Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs	—	—	—	—	1,800,000	1,800	718,200	—	720,000
Common stock issued for services	—	—	—	—	2,737,325	2,737	1,092,192	—	1,094,929
Common stock issued in exchange for right-to-use intellectual property	—	—	—	—	500,000	500	235,500	—	236,000
Fair value of Warrants issued with Convertible Debentures	—	—	—	—	—	—	23,800	—	23,800
Net loss	—	—	—	—	—	—	—	(2,410,102)	(2,410,102)
Balance, March 31 2022 (Unaudited)	264,894	265	3,909,360	3,909	115,901,920	115,901	27,396,922	(28,192,492)	(675,495)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,410,102)	$(1,332,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,680	1,000
Common stock issued as compensation for services	1,094,929	—
Amortization of debenture discounts	680	—
Changes in operating assets and liabilities:
Other assets	(4,000)	(45,933)
Prepaid expenses - related party	159,630	—
Accounts payable and accrued expenses	(3,150)	82,030
Accounts payable and accrued expenses - related party	22,000	—
Amortization of right-of-use operating lease asset	17,893	18,232
Amortization of right-to-use intellectual property	8,429	—
Operating lease liability	(16,827)	(19,208)
Net cash used in operating activities	(1,127,838)	(1,296,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website and development costs	(1,680)	—
Net cash used in investing activities	(1,680)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	720,000	621,875
Proceeds from the sale of preferred stock	—	1,345,000
Proceeds from issuance of convertible debentures	450,000	—
Net cash provided by financing activities	1,170,000	1,966,875

Net increase in cash	40,482	670,695
Cash at beginning of period	63,418	645,762

Cash at end of period	$103,900	$1,316,457

Supplemental Disclosure of Cash Flow Information:
Issuance of Common Stock in exchange for of the Right-to-Use Intellectual Property	$236,000	—
Discount issued with Convertible Debentures	$23,800	—

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

MediXall Group, Inc. (OTCQB:MDXL) is an innovation-driven technology company purposefully designed and structured around delivering products and services to help consumers learn, decide, and pay for healthcare in ways that complement relationships with trusted doctors. The mission of MediXall Group is to revolutionize the medical industry--improve communication, provide better technology and support services, and provide more efficient, cost-effective healthcare for the consumer. The Company generated minimal revenue in 2022 and 2021 as its online healthcare platform is still in the application and development stage. Further discussion on our operations, mission, and initiatives can be found in the Management’s Discussion and Analysis section of this report.

The Company has the following wholly-owned subsidiaries: (1) IHL of Florida, Inc., which is dormant, (2) Medixall Financial Group, which is dormant, (3) Medixaid, Inc., and (4) MediXall.com, Inc., which were established to carry out the development and operation of our healthcare marketplace platform, (5) Health Karma, Inc. which was established in 2020 to increase functionality of the MediXall platform.

Note 2 – Asset Acquisition

On January 17, 2022, the Company entered into an agreement to acquire the right to use the intellectual property of 24 Hr Virtual Clinic, LLC (“Virtual Clinic”). In connection with the transaction, the Company issued 500,000 shares of common stock of MediXall. In accordance with Accounting Standards Codifiation (“ASC”) 805, the value of the stock issued was measured based on an independent appraisal of the rights to use the intellectual property valued at $236,000, which was determined to be the more clearly determinable measure of fair value.

Pursuant to the agreement, the Company has the right to buyout the existing members of the Virtual Clinic for an additional 500,000 shares of MediXall. If this transaction occurs the Virtual Clinic will be renamed to “Wellcare First” and become a wholly-owned subsidiary of the Company.

Note 3 – Going Concern

The Company had an accumulated deficit of $28,192,492 at March 31, 2022, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to March 31, 2022, the Company has issued 1,800,000 common shares for total proceeds of $720,000.

In view of these conditions, the ability of the Company to continue as a going concern is in substantial doubt and dependent upon achieving a profitable level of operations and on the ability of the Company to obtain necessary financing to fund ongoing operations. These condensed consolidated financial statements do not give effect to any adjustments which will be necessary should the Company be unable to continue as a going concern and therefore be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 Note 4 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2022 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 19, 2022.

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

Subsequent Events

Management has evaluated events occurring subsequent to the unaudited condensed consolidated balance sheet date, through August 1, 2022, which is the date the unaudited condensed consolidated financial statements were issued, determining all subsequent events have been disclosed.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2022. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company accounts for revenue in accordance with Accounting Standards Updated ("ASU") ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606"). The Company had minimal revenues in 2022 and in 2021. The Company recognizes revenue in accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

In 2022 and 2021, the Company generated revenues from selling bundle medical and wellness services to individuals, employer groups, or third-party administrators from the Company’s Health Karma platform. The Company primarily generates revenue from employer customers and consumer subscription fees, which are typically a 12-month commitment in nature. Through our per-Member-per-month (“PMPM”) subscription model, we enter into contracts with our employer customers that pay a fixed monthly rate based on the total number of members. In most cases, members and their dependents have unlimited access to our platform and do not pay extra fees for increased utilization, unless they wish to access services outside the scope of those covered by the subscription.  Our performance obligations are satisfied overtime as we provide access to the Health Karma portal and associated benefits. We recognize revenue monthly as the services are rendered and performance obligations are satisfied.

Senior Convertible Debentures and Warrants

The senior convertible debentures (Convertible Debt) is recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant.

Warrants issued with the Convertible Debt are accounted for under the fair value and relative fair value method. The warrant is first analyzed per its terms as to whether it has derivative features or not. The warrant was determined to not have derivative features, and was recorded into equity at its fair value using the Black Scholes option model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the Convertible Debt. The warrants relative fair values is recorded as a discount to the Convertible Debt and as additional paid-in-capital. Discount on the Convertible Debt is amortized to interest expense over the life of the debt.

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

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted average number of shares that were outstanding during the period, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted LPS is based on the number of basic weighted-average shares outstanding. The computation of diluted LPS does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on LPS. Therefore, when calculating LPS, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is antidilutive due to net loss for the periods.

Following is the computation of basic and diluted loss per share for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
	2022	2021
Basic and Diluted LPS Computation
Numerator:
Net loss	$(2,410,102)	$(1,332,301)
Series B Preferred Stock Dividends	72,840	46,969

Loss available to common stockholders	$(2,482,942)	$(1,379,270)

Denominator:
Weighted average number of common shares outstanding	$(0.02)	$(0.01)

Basic and diluted LPS	114,625,809	100,242,517

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A Preferred stock (convertible)	24,900,000	24,900,000
Series B Preferred stock (convertible)	15,637,440	11,937,440
Senior Convertible Debentures and Warrants	382,500	—

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three periods ended March 31, 2022 and 2021. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Rights-to-use Intellectual Property

The rights-to-use intellectual property (“Intellectual Property”) is an intangible asset arising from the Company’s right to use the proprietary technology and programs of the Virtual Clinic. The Intellectual Property was initially measured at fair value and will be amortized on a straightline basis over its estimated useful life as the economic benefits are consumed or otherwise realized. Management has determined the estimated useful life to be seven years.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of March 31, 2022 and December 31, 2021, the Company has met the capitalization requirements and has incurred $453,084 and $451,404, respectively, in costs related to the development of the MediXall platform. Upon completion, the related assets will be amortized over the estimated useful life of the underlying product. The Company will amortize the cost of the intangible asset using amortization methods that reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise realized.

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

NOTE 5 - Right-to-use Intellectual Property

Right-to-use Intellectual Property consists of the following:

Balances, March 31, 2022
Gross	$236,000
Accumulated amortization	(8,429)
Net carrying amount	$227,571

Estimated amortization expense for the right-to-use intellectual property for each of the future years ending December 31, is as follows:

2022 (nine months)	$25,286
2023	33,714
2024	33,714
2025	33,714
2026	33,714
Thereafter	67,429
Total	$227,571

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. At March 31, 2022, cumulative unpaid dividends on the Series B Preferred Stock amounted to $361,712. No common stock has been issued as of March 31, 2022 in satisfaction of the preferred stock dividend.

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

Note 7 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended in July 2021, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Effective on June 14, 2022, Neil Swartz voluntarily resigned as CEO at MediXall Group, Inc. and the Company appointed Noel J. Guillama-Alvarez as his successor. Under this agreement, we pay TBG a monthly fee of $40,000. In April 2021, we entered into an additional agreement with TBG to provide management services specifically to our Health Karma subsidiary. Under this new agreement, we pay TBG an additional monthly fee of $40,000. During the three months ended March 31, 2022 and 2021, the Company expensed $240,000 and $120,000, respectively, of related party management fees related to these agreements. At March 31, 2022 and December 31, 2021, the Company had prepaid management fees related to the aforementioned agreement with TBG amounting to $116,413 and $276,043, respectively.

During the three month period ended March 31, 2021, the Company paid $94,000 in marketing and consulting expenses to two companies which are owned by the former president of Turnkey a related party. There was no such fee during the three month period ended March 31, 2022.

R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the three months ended March 31, 2022 and 2021, the Company expensed $120,000 and $70,038, respectively, related to R3 services.

The Company received short term cash advances during 2021 from Turnkey. The advances are due on demand, unsecured, and do not bear any interest.

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At March 31, 2022	At December 31, 2021
TBG	$116,413	$276,043
Turnkey	(549,150)	(549,150)
R3	(40,052)	(18,052)
	$(472,789)	$(291,159)

Note 8 – Senior Convertible Debentures and Warrants

In March 2022, the Company entered into a securities purchase agreement in which the Company maximum offering amount is $5,000,000. For every $1,000 invested in the offering, the Investors will receive a Debenture with a face amount of $1,000 and Warrants to purchase 350 Common Shares at an exercise price of $1.50 per share expiring on April 30, 2027. Pursuant to this agreement, the Company has entered into three convertible debentures totaling $450,000 with an interest rate of 8% maturing on September 30, 2023. The outstanding debentures are convertible into shares of common stock at $2.00 per share. The debentures may be converted at any time after the issuance date until the debentures are paid off.

The Company issued warrants to acquire up to an aggregate 157,500 shares of the Company’s common stock at an exercise price of $1.50 per share. Each Warrant is exercisable by the Investor beginning on the effective date through the fifth-year anniversary thereof.

The fair value of each warrant issued during the three months ended March 31, 2022 was estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Stock price	$0.40
Exercise price	$1.50
Risk-free interest rate	2.10%
Expected dividend yield	—%
Expected stock volatility	81.03%
Expected life in years	5.00

The expected life was based on the average life of the warrants. Expected volatility is based on historical volatility of Company's common stock. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of issuance. The dividend yield assumption is based on the Company's expectation of dividend payments.

The result was a fair value of $0.16 per warrant or $25,129 in aggregate. This fair value was reduced with the relative fair value to $23,800. During the three-month ended March 31, 2022, the Company amortized $680, of the debt discount to interest expense.

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2021 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

 Going Concern

We have incurred net losses of approximately $28.2 million since inception through March 31, 2022. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended March 31, 2022 Compared to the Three Month Period Ended March 31, 2021

Revenue

We had nominal revenue for the three months ended March 31, 2022 and 2021.

Operating Expenses

A summary of our operating expense for the three month periods ended March 31, 2022 and 2021 follows:

	Three Months Ended
	March 31,		(Decrease) /
	2022	2021	Increase
Operating expense
Professional fees	$328,657	$339,580	(10,923)
Professional fees – related party	120,000	164,038	(44,038)
Management fee – related party	240,000	120,000	120,000
Personnel related expenses	1,529,954	601,550	928,404
Other selling, general, and administrative	199,398	110,404	88,994
Total operating expense	$2,418,009	$1,335,572	$1,082,437

Operating expenses increased $1,082,437, or 81%, to $2,418,009 during the three months ended March 31, 2022 compared to $1,335,572 during the same period in 2021. The increase in total operating expenses is primarily due to:

1. The decrease in professional fees of $10,923 primarily resulted from the Company issuing shares of its restricted common stock for consulting services during the three month period ended March 31, 2021. There were no such share issuances during the three month period ended March 31, 2022.

2. The decrease in Professional fees – related party of $44,038 is related to $94,000 in marketing and consulting expenses, during the three month period ended March 31, 2021, to two companies which are owned by the former president of Turnkey a related party. There was no such fee during the three month period ended March 31, 2022. This was offset by increased accounting services provided by R3.

3. The increase in management fees - related party of $120,000 is due to an additional contract entered into with TBG to provide management services to our wholly-owned subsidiary, Health Karma, Inc during the three month period ended March 31, 2022. There was no such contract during the three month period ended March 31, 2021.

4. The increase in personnel related expenses of $928,404 is due to issuing shares of its restricted common stock for employee services during the three month period ended March 31, 2022. There were no such share issuances during the three month period ended March 31, 2021.

5. The increase of $88,994 in other selling, general, and administrative is due to an increase in business development and marketing expenses during the three month period ended March 31, 2022.

We expect expenses to increase as we move forward with further enhancing the platform.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At March 31, 2022, we had $103,900 in cash and net working capital deficit of $1,007,314.

For the three month period ended March 31, 2022, we raised $1,170,000 from sales of our restricted common stock and issuance of convertible debt, and for the three month period ended March 31, 2021, we raised $1,966,875.

Net cash used in operating activities for three month period ended March 31, 2022 was $1,127,838, as compared to $1,296,180 for the three month period ended March 31, 2021. This change primarily results from our increased net loss, offset by fluctuations in accounts payable and accrued expenses, accounts payable and accrued expenses-related party and the issuance of common stock for services rendered.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three month periods ended March 31, 2022 and 2021. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Rights-to-use Intellectual Property

The rights-to-use intellectual property (“Intellectual Property”) is an intangible asset arising from the Company’s right to use the proprietary technology and programs of the Virtual Clinic. The Intellectual Property was initially measured at fair value and will be amortized on a straightline basis over its estimated useful life as the economic benefits are consumed or otherwise realized. Management has determined the estimated useful life to be seven years.

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of March 31, 2022 and December 31, 2021, the Company has met the capitalization requirements and has incurred $453,084 and $451,404, respectively, in costs related to the development of the MediXall platform. Upon completion, the related assets will be amortized over the estimated useful life of the underlying product. The Company will amortize the cost of the intangible asset using amortization methods that reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2022.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2022, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

To date, the SEC has informed the Company that it is concluding its investigation and it will not be opening an investigation into the Company and at this time.

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's condensed consolidated financial statements.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three month period ended March 31, 2022, we:

•	Received proceeds of $720,000, net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 1,800,000 shares of restricted common stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.

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

MediXall Group, Inc.

Dated: August 1, 2022	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 1, 2022	By:	/s/ Noel Guillama-Alvarez
Noel Guillama-Alvarez
Interim Chief Executive Officer (Principal Executive Officer)

