Form 10-Q
period 2022-06-30
MediXall Group, Inc.
filed 2022-08-23
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 22, 2022, the issuer had 117,285,039 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$173,845	$63,418
Prepaid expenses - related party	—	276,043
Other assets	17,084	3,484
Total current assets	190,929	342,945

Furniture and equipment, net	21,376	23,376
Rights-to-use intellectual property	219,142	—
Right-of-use-operating lease asset	278,070	313,856
Website and development costs	451,404	451,404

Total assets	$1,160,921	$1,131,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$646,684	$588,870
Accounts payable and accrued expenses - related party	657,237	567,202
Operating lease liability	40,455	69,258
Total current liabilities	1,344,376	1,225,330

Operating lease liability, net of current portion	241,521	246,373
Senior Convertible Debentures, net of discount of 77,021	1,339,469	—
Total liabilities	2,925,366	1,471,703

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized; 3,909,360 issued and outstanding	3,909	3,909
Common Stock, $0.001 par value 750,000,000 shares authorized; 117,235,039 and 110,864,595 shares issued and outstanding	117,235	110,864
Additional paid-in capital	27,860,632	25,327,230
Accumulated deficit	(29,746,486)	(25,782,390)
Total stockholders' deficit	(1,764,445)	(340,122)

Total liabilities and stockholders' deficit	$1,160,921	$1,131,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Revenue	$10,352	$166,642	$18,259	$169,913

Operating Expenses
Professional fees	267,956	342,080	596,613	681,660
Professional fees - related party	57,500	247,000	177,500	411,038
Management fees - related party	240,000	240,000	480,000	360,000
Personnel related expenses	783,961	682,361	2,313,915	1,283,911
Other selling, general and administrative	214,929	314,417	414,327	424,821
Total Operating Expenses	1,564,346	1,825,858	3,982,355	3,161,430
Loss before income taxes	(1,553,994)	(1,659,216)	(3,964,096)	(2,991,517)
Income taxes	—	—	—	—
Net loss	(1,553,994)	(1,659,216)	(3,964,096)	(2,991,517)

Less preferred stock dividends	73,649	59,687	146,488	106,656

Net loss to common stockholders	$(1,627,643)	$(1,718,903)	$(4,110,584)	$(3,098,173)

Net loss per common stock
Basic	$(0.01)	$(0.02)	$(0.04)	$(0.03)
Diluted	$(0.01)	$(0.02)	$(0.04)	$(0.03)

Weighted average number of common stock outstanding during the periods
Basic	116,151,261	102,075,557	115,392,749	101,177,844
Diluted	116,151,261	102,075,557	115,392,749	101,177,844

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Voting		Series B Voting						Total
	Preferred Stock		Preferred Stock		Common Stock		Additional		Stockholders'
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2020	264,894	$265	1,639,360	$1,639	98,898,130	$98,898	$19,862,918	$(19,581,816)	$381,904

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs (Unaudited)	—	—	—	—	2,487,550	2,488	619,387	—	621,875
Proceeds received from sale of Preferred Stock (Unaudited)	—	—	1,345,000	1,345	—	—	1,343,655	—	1,345,000
Net loss (Unaudited)	—	—	—	—	—	—	—	(1,332,301)	(1,332,301)
Balance, March 31, 2021 (Unaudited)	264,894	265	2,984,360	2,984	101,385,680	101,386	21,825,960	(20,914,117)	1,016,478

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs (Unaudited)	—	—	—	—	1,290,000	1,289	326,211	—	327,500
Common stock issued for services (Unaudited)	—	—	—	—	2,713,500	2,714	675,661	—	678,375
Net loss (Unaudited)	—	—	—	—	—	—	—	(1,659,216)	(1,659,216)
Balance, June 30, 2021 (Unaudited)	264,894	$265	2,984,360	$2,984	105,389,180	$105,389	$22,827,832	$(22,573,333)	$363,137

Balance, December 31, 2021	264,894	$265	3,909,360	$3,909	110,864,595	$110,864	$25,327,230	$(25,782,390)	$(340,122)
Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs (Unaudited)	—	—	—	—	1,800,000	1,800	718,200	—	720,000
Common stock issued for services (Unaudited)	—	—	—	—	2,737,325	2,737	1,092,192	—	1,094,929
Common stock issued in exchange for right-to-use intellectual property (Unaudited)	—	—	—	—	500,000	500	235,500	—	236,000
Fair value of Warrants issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	23,800	—	23,800
Net loss (Unaudited)	—	—	—	—	—	—	—	(2,410,102)	(2,410,102)
Balance, March 31, 2022 (Unaudited)	264,894	265	3,909,360	3,909	115,901,920	115,901	27,396,922	(28,192,492)	(675,495)

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs (Unaudited)	—	—	—	—	101,250	102	40,398	—	40,500
Common stock issued for services (Unaudited)	—	—	—	—	1,231,869	1,232	364,166	—	365,398
Fair Value of warrants Issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	59,146	—	59,146
Net loss (Unaudited)	—	—	—	—	—	—	—	(1,553,994)	(1,553,994)
Balance, June 30, 2022 (Unaudited)	264,894	$265	3,909,360	$3,909	117,235,039	$117,235	$27,860,632	$(29,746,486)	$(1,764,445)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,964,096)	$(2,991,517)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,680	2,840
Common stock issued as compensation for services	1,460,327	678,375
Amortization of debenture discounts	5,925	—
Gain from forgiveness of note payable	—	(165,719)
Changes in operating assets and liabilities:
Other assets	(13,600)	8,000
Prepaid expenses- related party	276,043	15,000
Accounts payable and accrued expenses	57,814	(346,969)
Accounts payable and accrued expenses - related party	90,035	—
Amortization of right-of-use operating lease asset	35,786	36,754
Amortization of right-to-use intellectual property	16,858	—
Operating lease liability	(33,655)	(38,707)
Net cash used in operating activities	(2,064,883)	(2,801,943)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	(1,680)	(12,840)
Net cash used in investing activities	(1,680)	(12,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	760,500	949,375
Proceeds from the sale of preferred stock	—	1,345,000
Proceeds from issuance of convertible debentures	1,416,490	—
Net cash provided by financing activities	2,176,990	2,294,375

Net increase (decrease) in cash	110,427	(520,408)
Cash at beginning of period	63,418	645,762

Cash at end of period	$173,845	$125,354

Supplemental disclosures of non-cash information
Issuance of Common Stock in exchange for the Right-of-Use Intellectual Property	$236,000	$—
Discount issued with Convertible Debentures	$82,946	$—
Decrease in note payable resulting from gain on forgiveness of note payable	$—	$(165,719)

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

Note 2 – Asset Acquisition

On January 17, 2022, the Company entered in agreement to acquire the right to use the intellectual property of 24 Hr Virtual Clinic, LLC (“Virtual Clinic”). In connection with the transaction, the Company issued 500,000 shares of common stock of MediXall. In accordance with Accounting Standards Codifiation (“ASC”) 805, the value of the stock issued was measured based on an independent appraisal of the rights to use the intellectual property valued at $236,000, which was determined to be the more clearly determinable measure of fair value.

Pursuant to the agreement, the Company has the right to buyout the existing members of the Virtual Clinic for an additional 500,000 shares of MediXall common stock. If this transaction occurs the Virtual Clinic will be renamed to “Wellcare First” and become a wholly-owned subsidiary of the Company.

Note 3 – Going Concern

The Company had an accumulated deficit of $29,746,486 at June 30, 2022, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to June 30, 2022, the Company issued $375,000 of convertible debentures.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2022 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 19, 2022.

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

A material estimate that is particularly susceptible to significant change in the near-term relate to the determination of the impairment of website and development cost. The Company uses various assumptions it believes to be reasonable under the circumstances to make this estimate. Although considerable variability is likely to be inherent in this estimate, management believes that the amount provided is reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustments are reflected in current operations.

Subsequent Events

Management has evaluated events occurring subsequent to the unaudited condensed consolidated balance sheet date, through August 23 2022, which is the date the unaudited condensed consolidated financial statements were issued, determining all subsequent events have been disclosed.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2022. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted average number of shares that were outstanding during the periods, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted LPS is based on the number of basic weighted-average shares outstanding. The computation of diluted LPS does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on LPS. Therefore, when calculating LPS, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is antidilutive due to net loss for the periods.

Following is the computation of basic and diluted loss per share for the three and six months periods ended June 30, 2022 and 2021:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic and Diluted LPS Computation
Numerator:
Net loss	$(1,553,994)	$(1,659,216)	$(3,964,096)	$(2,991,517)
Series B Preferred Stock Dividends	73,649	59,687	146,488	106,656

Loss available to common stockholders	$(1,627,643)	$(1,718,903)	$(4,110,584)	$(3,098,173)

Denominator:
Weighted average number of common shares outstanding	116,151,261	102,075,557	115,392,749	101,177,844

Basic and diluted LPS	$(0.01)	$(0.02)	$(0.04)	$(0.03)

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A Preferred stock (convertible)	24,900,000	24,900,000	24,900,000	24,900,000
Series B Preferred stock (convertible)	15,637,490	11,937,440	15,637,440	11,937,440
Senior Convertible Debentures and Warrants	1,233,625	—	1,616,125	—

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three and six months periods ended June 30, 2022 and 2021. However, there can be no assurances that future impairment tests will not result in a charge to operations.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of June 30, 2022 and December 31, 2021, the Company has met the capitalization requirements and has incurred $451,404 at both periods, in costs related to the development of the MediXall platform. Upon completion, the related assets will be amortized over the estimated useful life of the underlying product. The Company will amortize the cost of the intangible asset using amortization methods that reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise realized.

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

NOTE 5 - Right-to-use Intellectual Property

Right-to-use Intellectual Property consists of the following:

Balances, June 30, 2022
Gross	$236,000
Accumulated amortization	(16,858)
Net carrying amount	$219,142

Estimated amortization expense for the right-to-use intellectual property for each of the future years ending December 31, is as follows:

2022 (six months)	$16,857
2023	33,714
2024	33,714
2025	33,714
2026	33,714
Thereafter	67,429
Total	$219,142

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. At June 30, 2022, cumulative unpaid dividends on the Series B Preferred Stock amounted to $435,361. No common stock has been issued as of June 30, 2022 in satisfaction of the preferred stock dividend.

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

Note 7 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended in July 2021, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s Chief Financial Officer and director, and a significant stockholder of the Company. Effective on June 14, 2022, Neil Swartz voluntarily resigned as CEO at MediXall Group, Inc. and the Company appointed Noel J. Guillama-Alvarez as his successor. Under this agreement, we pay TBG a monthly fee of $40,000. In April 2021, we entered into an additional agreement with TBG to provide management services specifically to our Health Karma subsidiary. Under this new agreement, we pay TBG an additional monthly fee of $40,000. During the three months ended June 30, 2022 and 2021, the Company expensed $240,000 for both periods for related party management fees related to these agreements. During the six months ended June 30, 2022 and 2021, the Company expensed $480,000 and $360,000, respectively, of related party management fees related to these agreements.

During the three and six month period ended June 30, 2021, the Company paid $181,500 and $275,500 in marketing and consulting expenses to two companies which are owned by the president of Turnkey a related party. There was no such fee during the three and six month period ended June 30, 2022.

 R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the three and six months ended June 30, 2022 and 2021, the Company expensed  $57,500 and $65,500 and $177,500 and $135,538, respectively, related to R3 services.

The Company received short term cash advances during 2021 from Turnkey. The advances are due on demand, unsecured, and do not bear any interest.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At June 30, 2022	At December 31, 2021
TBG	$(17,415)	$276,043
Turnkey	(547,650)	(549,150)
R3	(92,172)	(18,052)
	$(657,237)	$(291,159)

Note 8 – Senior Convertible Debentures and Warrants

In March 2022, the Company entered into a securities purchase agreement in which the Company maximum offering amount is $5,000,000. For every $1,000 invested in the offering, the Investors will receive a Debenture with a face amount of $1,000 and Warrants to purchase 350 Common Shares at an exercise price of $1.50 per share expiring on April 30, 2027. Pursuant to this agreement, the Company has received proceeds from convertible debentures totaling $1,416,490 with an interest rate of 8% maturing on September 30, 2023. Interest is due quarterly on January 1, April 1, July 1 and October 1 of each year during which the debentures are outstanding. Interest is payable in shares of the Company’s common stock until December 1, 2022. Thereafter, the interest will be paid 50% in cash and 50% in the Company’s common stock. The outstanding debentures are convertible into shares of common stock at $2.00 per share. The debentures may be converted at any time after the issuance date until the debentures are paid off.

The Company’s common stock underlying the convertible debentures and warrants is subject to a registration rights agreement. The Company is required to use its reasonable best efforts to comply with the provisions of the registration rights agreement.

The Company issued warrants to acquire up to an aggregate 496,125 shares of the Company’s common stock at an exercise price ranging from $0.75 to $1.50 per share. Each Warrant is exercisable by the Investor beginning on the effective date through the fifth-year anniversary thereof.

The fair value of each warrant issued during the six months ended June 30, 2022 was estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Stock price	$0.40
Exercise price	$0.75 - 1.50
Risk-free interest rate	2.10 - 3.32%
Expected dividend yield	—%
Expected stock volatility	69.64 - 81.3%
Expected life in years	5.00	0

The expected life was based on the average life of the warrants. Expected volatility is based on historical volatility of Company's common stock. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of issuance. The dividend yield assumption is based on the Company's expectation of dividend payments.

The fair value of the warrants was 82,946. During the six-month ended June 30, 2022, the Company amortized $5,925, of the debt discount to interest expense.

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

Going Concern

We have incurred net losses of approximately $29.8 million since inception through June 30, 2022. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended June 30, 2022 Compared to the Three Month Period Ended June 30, 2021

Revenue

We had nominal revenue for the three months ended June 30, 2022 and 2021.

Operating Expenses

A summary of our operating expense for the three month periods ended June 30, 2022 and 2021 follows:

	Three Months Ended
	June 30,		(Decrease) /
	2022	2021	Increase
Operating expense
Professional fees	$267,956	$342,080	$(74,124)
Professional fees – related party	57,500	247,000	(189,500)
Management fee – related party	240,000	240,000	—
Personnel related expenses	783,961	682,361	101,600
Other selling, general, and administrative	214,929	314,417	(99,488)
Total operating expense	$1,564,346	$1,825,858	$(216,512)

Operating expenses decreased $261,512, or 14%, to $1,564,346 during the three months ended June 30, 2022 compared to $1,825,858 during the same period in 2021. The decrease in total operating expenses is primarily due to:

1. The decrease in professional fees of $74,124 primarily resulted from the Company issuing shares of its restricted common stock for consulting services during the three month period ended June 30, 2021. There were no such share issuances during the three month period ended June 30, 2022.

2. The decrease in Professional fees – related party of $189,500 is primarily due to a decrease in marketing and consulting expenses from a related party.

3. The increase in personnel related expenses of $101,600 is due to issuing more shares of restricted common stock for employee services during the three month period ended June 30, 2022 compared to June 30, 2021.

4. The decrease of $99,488 in other selling, general, and administrative is due to an decrease in business development and marketing expenses during the three month period ended June 30, 2022.

We expect expenses to increase as we move forward with further enhancing the platform.

Six Month Period Ended June 30, 2022 Compared to the Six Month Period Ended June 30, 2021

Revenue

We had nominal revenue for the six months ended June 30, 2022 and 2021.

Operating Expenses

A summary of our operating expense for the six month periods ended June 30, 2022 and 2021 follows:

	Six Months Ended
	June 30,		(Decrease) /
	2022	2021	Increase
Operating expense
Professional fees	$596,613	$681,660	$(85,047)
Professional fees – related party	177,500	411,038	(233,538)
Management fee – related party	480,000	360,000	120,000
Personnel related expenses	2,313,915	1,283,911	1,030,004
Other selling, general, and administrative	414,327	424,821	(10,494)
Total operating expense	$3,982,355	$3,161,430	$820,925

Operating expenses increase $820,925, or 26%, to $3,982,355 during the six months ended June 30, 2022 compared to $3,161,430 during the same period in 2021. The increase in total operating expenses is primarily due to:

1. The decrease in professional fees of $85,047 primarily resulted from the Company issuing shares of restricted common stock for consulting services during the six month period ended June 30, 2021. There were no such share issuances during the six month period ended June 30, 2022.

2. The decrease in Professional fees – related party of $233,538 is primarily due to a decrease in marketing and consulting expenses from a related party, partially offset by an increase in R3 service fees for the six months period ended June 30, 2022.

3. The increase in management fees - related party of $120,000 is due to an additional contract entered into with TBG to provide management services to our wholly-owned subsidiary, Health Karma, Inc during the six month period ended June 30, 2022. There was no such contract during the six month period ended June 30, 2021.

4. The increase in personnel related expenses of $1,030,004 is due to issuing shares of restricted common stock for employee services during the six month period ended June 30, 2022. There were no such share issuances during the six month period ended June 30, 2021.

5. The decrease of $10,494 in other selling, general, and administrative is due to an decrease in business development and marketing expenses during the six month period ended June 30, 2022.

We expect expenses to increase as we move forward with further enhancing the platform.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At June 30, 2022, we had $173,845 in cash and net working capital deficit of $1,153,447.

For the six month period ended June 30, 2022, we raised $760,500 and $1,416,490 from sales of our restricted common stock and issuance of convertible debt, respectively.

Net cash used in operating activities for six month period ended June 30, 2022 was increased $2,064,883, as compared to $1,611,234 for the six month period ended June 30, 2021. This change primarily results from our increased net loss, offset by fluctuations in accounts payable and accrued expenses, accounts payable and accrued expenses-related party and the issuance of common stock for services rendered.

Our primary source of capital to develop and implement our business plan has been from sales of common stock, preferred stock and proceeds from convertible debentures.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the six month periods ended June 30, 2022 and 2021. However, there can be no assurances that future impairment tests will not result in a charge to operations.

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

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of June 30, 2022 and December 31, 2021, the Company has met the capitalization requirements and has incurred $451,404 in costs related to the development of the MediXall platform. Upon completion, the related assets will be amortized over the estimated useful life of the underlying product. The Company will amortize the cost of the intangible asset using amortization methods that reflect the pattern in which the economic benefits of the intangible asset are consumed or otherwise realized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2022.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2022, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the six month period ended June 30, 2022, we:

•	Received proceeds of $760,500, net of offering costs of $0, pursuant to a Private Placement Memorandum and for which 1,901,250 shares of restricted common stock were issued. These securities were issued pursuant to exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof.

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

MediXall Group, Inc.

Dated: August 23, 2022	By:	/s/ Timothy S. Hart
Timothy S. Hart
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: August 23, 2022	By:	/s/ Noel Guillama-Alvarez
Noel Guillama-Alvarez
Interim Chief Executive Officer (Principal Executive Officer)

