Form 10-Q
period 2022-09-30
MediXall Group, Inc.
filed 2022-11-14
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 14, 2022, the issuer had 117,350,039 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

INDEX

		Page No.
PART I	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS:	1
	Condensed Consolidated Balance Sheets at September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited)	2
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements (unaudited)	5
ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16
ITEM 4.	CONTROLS AND PROCEDURES	16

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18
ITEM 1A.	RISK FACTORS	18
ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18
ITEM 4.	MINE SAFETY DISCLOSURES	18
ITEM 5.	OTHER INFORMATION	18
ITEM 6.	EXHIBITS	19
SIGNATURES		20

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$75,578	$63,418
Prepaid expenses - related party	—	276,043
Other assets	20,524	3,484
Total current assets	96,102	342,945

Furniture and equipment, net	21,755	23,376
Rights-to-use intellectual property	210,713	—
Right-of-use-operating lease asset	260,177	313,856
Website and development costs	431,993	451,404

Total assets	$1,020,740	$1,131,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$846,508	$588,870
Accounts payable and accrued expenses - related party	808,810	567,202
Operating lease liability	20,326	69,258
Senior Convertible Debentures, net of discount of 197,914	2,016,547	—

Total current liabilities	3,692,191	1,225,330

Operating lease liability, net of current portion	244,822	246,373

Total liabilities	3,937,013	1,471,703

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized; 3,909,360 issued and outstanding	3,909	3,909
Common Stock, $0.001 par value 750,000,000 shares authorized; 116,873,039 and 110,864,595 shares issued and outstanding	116,873	110,864
Additional paid-in capital	27,793,044	25,327,230
Accumulated deficit	(30,830,364)	(25,782,390)

Total stockholders' deficit	(2,916,273)	(340,122)

Total liabilities and stockholders' deficit	$1,020,740	$1,131,581

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Revenue	$20,766	$3,773	$39,025	$173,686

Operating Expenses
Professional fees	227,914	323,316	824,527	1,004,976
Professional fees - related party	50,100	40,000	227,600	451,038
Management fees - related party	240,000	240,000	720,000	600,000
Personnel related expenses	273,120	533,130	2,587,035	1,817,042
Other selling, general and administrative	313,510	258,498	727,837	683,318
Total Operating Expenses	1,104,644	1,394,944	5,086,999	4,556,374
Loss before income taxes	(1,083,878)	(1,391,171)	(5,047,974)	(4,382,688)
Income taxes	—	—	—	—
Net loss	(1,083,878)	(1,391,171)	(5,047,974)	(4,382,688)

Less preferred stock dividends	78,995	65,636	234,410	214,414

Net loss available to common shareholders	$(1,162,873)	$(1,456,807)	$(5,282,384)	$(4,597,102)

Net loss per common share
Basic	$(0.01)	$(0.01)	$(0.05)	$(0.04)
Diluted	$(0.01)	$(0.01)	$(0.05)	$(0.04)

Weighted average number of common shares outstanding during the periods
Basic	116,886,659	105,948,985	115,896,191	103,147,965
Diluted	116,886,659	105,948,985	115,896,191	103,147,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Voting		Series B Voting
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance, December 31, 2020	264,894	$265	1,639,360	$1,639	98,898,130	$98,898	$19,862,918	$(19,581,816)	$381,904

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs- (Unaudited)	—	—	—	—	2,487,550	2,488	619,387	—	621,875
Proceeds received from sale of Preferred Stock- (Unaudited)	—	—	1,345,000	1,345	—	—	1,343,655	—	1,345,000
Net loss- (Unaudited)	—	—	—	—	—	—	—	(1,332,301)	(1,332,301)
Balance, March 31, 2021- (Unaudited)	264,894	265	2,984,360	2,984	101,385,680	101,386	21,825,960	(20,914,117)	1,016,478

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs- (Unaudited)	—	—	—	—	1,290,000	1,289	326,211	—	327,500
Common stock issued for services- (Unaudited)	—	—	—	—	2,713,500	2,714	675,661	—	678,375
Net loss- (Unaudited)	—	—	—	—	—	—	—	(1,659,216)	(1,659,216)
Balance, June 30, 2021- (Unaudited)	264,894	265	2,984,360	2,984	105,389,180	105,389	22,827,832	(22,573,333)	363,137

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs- (Unaudited)	—	—	—	—	1,444,040	1,444	411,972	—	413,416
Proceeds received from sale of Preferred Stock- (Unaudited)	—	—	700,000	700			699,275	—	699,975
Common stock issued for services- (Unaudited)	—	—	—	—	40,000	40	9,960	—	10,000
Net loss- (Unaudited)	—	—	—	—	—	—	—	(1,391,171)	(1,391,171)
Balance, September 30, 2021- (Unaudited)	264,894	$265	3,684,360	$3,684	106,873,220	$106,873	$23,949,039	$(23,964,504)	$95,357

Balance, December 31, 2021	264,894	$265	3,909,360	$3,909	110,864,595	$110,864	$25,327,230	$(25,782,390)	$(340,122)
Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs- (Unaudited)	—	—	—	—	1,800,000	1,800	718,200	—	720,000
Common stock issued for services- (Unaudited)	—	—	—	—	2,737,325	2,737	1,092,192	—	1,094,929
Common stock issued in exchange for right-to-use intellectual property- (Unaudited)	—	—	—	—	500,000	500	235,500	—	236,000
Fair value of Warrants issued with Convertible Debentures- (Unaudited)	—	—	—	—	—	—	23,800	—	23,800
Net loss- (Unaudited)	—	—	—	—	—	—	—	(2,410,102)	(2,410,102)
Balance, March 31, 2022- (Unaudited)	264,894	265	3,909,360	3,909	115,901,920	115,901	27,396,922	(28,192,492)	(675,495)

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering cost- (Unaudited)	—	—	—	—	101,250	102	40,398	—	40,500
Common stock issued for services- (Unaudited)	—	—	—	—	1,231,869	1,232	364,166	—	365,398
Fair Value of warrants Issued with Convertible Debentures- (Unaudited)	—	—	—	—	—	—	59,146	—	59,146
Net loss- (Unaudited)	—	—	—	—	—	—	—	(1,553,994)	(1,553,994)
Balance, June 30, 2022- (Unaudited)	264,894	265	3,909,360	3,909	117,235,039	117,235	27,860,632	(29,746,486)	(1,764,445)

Fair Value of warrants Issued with Convertible Debentures- (Unaudited)	—	—	—	—	—	—	174,750	—	174,750
Common stock issued for services- (Unaudited)	—	—	—	—	182,000	182	72,618	—	72,800
Retirement of common shares issued for services- (Unaudited)	—	—	—	—	(544,000)	(544)	(314,956)	—	(315,500)
Net loss- (Unaudited)	—	—	—	—	—	—	—	(1,083,878)	(1,083,878)
Balance, September 30, 2022- (Unaudited)	264,894	$265	3,909,360	$3,909	116,873,039	$116,873	$27,793,044	$(30,830,364)	$(2,916,273)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,047,974)	$(4,382,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,621	3,840
Common stock issued as compensation for services	1,217,627	688,375
Amortization of debenture discounts	59,781	—
Gain from forgiveness of note payable	—	(165,719)
Changes in operating assets and liabilities:
Other assets	(17,040)	4,516
Prepaid expenses- related party	276,043	174,304
Accounts payable and accrued expenses	257,638	(94,335)
Accounts payable and accrued expenses - related party	241,608	83,350
Amortization of right-of-use operating lease asset	53,679	36,754
Amortization of right-to-use intellectual property	25,287	—
Amortization of website and development	19,411	—
Operating lease liability	(50,483)	(38,707)
Net cash used in operating activities	(2,962,802)	(3,690,310)

CASH FLOWS FROM INVESTING ACTIVITY:
Website development costs	—	(13,680)
Net cash provided by investing activities	—	(13,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	760,500	1,362,791
Proceeds from the sale of preferred stock	—	2,044,975
Proceeds from issuance of convertible debentures	2,214,462	—
Net cash provided by financing activities	2,974,962	3,407,766

Net increase (decrease) in cash	12,160	(296,224)
Cash at beginning of period	63,418	645,762

Cash at end of period	$75,578	$349,538

Supplemental disclosures of non-cash information
Issuance of Common Stock in exchange for the Right-to-Use Intellectual Property	$236,000	$—
Discount issued with Convertible Debentures	$257,695	$—
Decrease in note payable resulting from gain on forgiveness of note payable	$—	$(165,719)
Right-of-use lease assets obtained in exchange for operating lease liabilities	$—	$324,589
Retirement of common shares issued for services	$315,500	$—

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

Note 3 – Going Concern

The Company had an accumulated deficit of $30,830,364 at September 30, 2022, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to September 30, 2022, the Company issued $25,000 of convertible debentures.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 4 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the condensed consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2022 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period or for the fiscal year ending December 31, 2022. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on April 19, 2022.

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

Subsequent Events

Management has evaluated events occurring subsequent to the unaudited condensed consolidated balance sheet date, through November 14, 2022, which is the date the unaudited condensed consolidated financial statements were issued, determining all subsequent events have been disclosed.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

Income Taxes

The Company accounts for income taxes using the liability method prescribed by the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, "Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the year that includes the enactment date.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of September 30, 2022. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

The Company accounts for revenue in accordance with ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, "ASC 606"). The Company had minimal revenues in 2022 and in 2021. In accordance with ASC 606, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

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

Following is the computation of basic and diluted loss per share for the three and nine months periods ended September 30, 2022 and 2021:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic and Diluted LPS Computation
Numerator:
Net loss	$(1,083,878)	$(1,391,171)	$(5,047,974)	$(4,382,688)
Series B Preferred Stock Dividends	78,995	65,636	234,410	214,414

Loss available to common stockholders	$(1,162,873)	$(1,456,807)	$(5,282,384)	$(4,597,102)

Denominator:
Weighted average number of common shares outstanding	116,886,659	105,948,985	115,896,191	103,147,965

Basic and diluted LPS	$(0.01)	$(0.01)	$(0.05)	$(0.04)

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A Preferred stock (convertible)	24,900,000	24,900,000	24,900,000	24,900,000
Series B Preferred stock (convertible)	15,637,440	14,734,440	15,637,440	14,734,440
Senior Convertible Debentures and Warrants	2,693,425	—	2,693,425	—

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three and nine months periods ended September 30, 2022 and 2021. However, there can be no assurances that future impairment tests will not result in a charge to operations.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of September 30, 2022 and December 31, 2021, the Company has met the capitalization requirements and then began to amortize the assets. Amortization is calculated using the straight line method over the estimated useful life of the assets, which management determined to be five years.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 5 - Right-to-use Intellectual Property

Right-to-use Intellectual Property consists of the following:

Balances, September 30, 2022
Gross	$236,000
Accumulated amortization	(25,287)
Net carrying amount	$210,713

Estimated amortization expense for the right-to-use intellectual property for each of the future years ending December 31, is as follows:

2022 (three months)	$8,429
2023	33,714
2024	33,714
2025	33,714
2026	33,714
Thereafter	67,428
Total	$210,713

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. At September 30, 2022, cumulative unpaid dividends on the Series B Preferred Stock amounted to $525,956. No common stock has been issued as of September 30, 2022 in satisfaction of the preferred stock dividend.

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

Note 7 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended in July 2021, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s former Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s former Chief Financial Officer and director, and a significant stockholder of the Company. Effective on June 14, 2022, Neil Swartz voluntarily resigned as CEO of MediXall Group, Inc. and the Company appointed Noel J. Guillama-Alvarez as his successor. On September 15, 2022, Timothy Hart voluntarily resigned and the Company appointed Richard Paul as his successor. On August 30, 2022, Noel J. Guillama Alvarez voluntarily resigned and the Company appointed Travis Jackson as his successor.

Under this agreement, we pay TBG a monthly fee of $40,000. In April 2021, we entered into an additional agreement with TBG to provide management services specifically to our Health Karma subsidiary. Under this new agreement, we pay TBG an additional monthly fee of $40,000. During the three months ended September 30, 2022 and 2021, the Company expensed $240,000 for both periods for related party management fees related to these agreements. During the nine months ended September 30, 2022 and 2021, the Company expensed $720,000 and $600,000, respectively, of related party management fees related to these agreements.

 R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the three and nine months ended September 30, 2022 and 2021, the Company expensed $50,100 and $40,000 and $227,600 and $451,038, respectively, related to R3 services.

The Company received short term cash advances during 2021 from Turnkey. The advances are due on demand, unsecured, and do not bear any interest.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At September 30, 2022	At December 31, 2021
TBG	$(200,613)	$276,043
Turnkey	(547,650)	(549,150)
R3	(60,547)	(18,052)
	$(808,810)	$(291,159)

Note 8 – Senior Convertible Debentures and Warrants

In March 2022, the Company entered into a securities purchase agreement in which the Company maximum offering amount is $5,000,000. For every $1,000 invested in the offering, the Investors will receive a Debenture with a face amount of $1,000 and Warrants to purchase 350 Common Shares at an exercise price that ranges from $0.75 to $1.50 per share expiring on April 30, 2027. Pursuant to this agreement, the Company has received proceeds from convertible debentures totaling $2,214,462. The interest rate is 8% and the maturity date is September 30, 2023. Interest is due quarterly on January 1, April 1, July 1 and October 1 of each year during which the debentures are outstanding. Interest is payable in shares of the Company’s common stock until December 1, 2022. Thereafter, the interest will be paid 50% in cash and 50% in the Company’s common stock. The outstanding debentures are convertible into shares of common stock at a price range from $1.00 to $2.00 per share. The debentures may be converted at any time after the issuance date until the debentures are paid off.

The Company’s common stock underlying the convertible debentures and warrants is subject to a registration rights agreement. The Company is required to use its reasonable best efforts to comply with the provisions of the registration rights agreement.

The Company issued warrants to acquire up to an aggregate 775,425 shares of the Company’s common stock at an exercise price ranging from $0.75 to $1.50 per share. Each Warrant is exercisable by the Investor beginning on the effective date through the fifth-year anniversary thereof.

The fair value of each warrant issued during the nine months ended September 30, 2022 was estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Stock price	$0.40
Exercise price	$0.75 - 1.50
Risk-free interest rate	2.10 - 3.74%
Expected dividend yield	—%
Expected stock volatility	153.31 - 508.05%
Expected life in years	5.00

The expected life was based on the average life of the warrants. Expected volatility is based on historical volatility of Company's common stock. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of issuance. The dividend yield assumption is based on the Company's expectation of dividend payments.

The relative fair value of the warrants was 257,695 and was recorded as debt discount. During the nine-month ended September 30, 2022, the Company amortized $59,781, of the debt discount to interest expense.

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

Going Concern

We have incurred net losses of approximately $30.8 million since inception through September 30, 2022. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2021 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended September 30, 2022 Compared to the Three Month Period Ended September 30, 2021

Revenue

We had nominal revenue for the three months ended September 30, 2022 and 2021.

Operating Expenses

A summary of our operating expense for the three month periods ended September 30, 2022 and 2021 follows:

	Three Months Ended
	September 30,		(Decrease) /
	2022	2021	Increase
Operating expense
Professional fees	$227,914	$323,316	$(95,402)
Professional fees – related party	50,100	40,000	10,100
Management fee – related party	240,000	240,000	—
Personnel related expenses	273,120	533,130	(260,010)
Other selling, general, and administrative	313,510	258,498	55,012
Total operating expense	$1,104,644	$1,394,944	$(290,300)

Operating expenses decreased $290,300, or 21%, to $1,104,644 during the three months ended September 30, 2022 compared to $1,394,944 during the same period in 2021. The decrease in total operating expenses is primarily due to:

1.	The decrease in professional fees of $95,402 primarily resulted from the Company issuing fewer shares of its restricted common stock for consulting services during the three month period ended September 30, 2022 compared the three month period ended September 30, 2021.

2.	The increase in professional fees – related party of 10,100 is primarily due to an increase R3 service fees for the three months ended period September 30, 2022 compared to the three months ended period September 30, 2021.

3.	The decrease in personnel related expenses of $260,010 is due to a decrease of payroll costs during the three month period ended September 30, 2022 compared to September 30, 2021.

4.	The increase of $55,012 in other selling, general, and administrative is due to a increase in business development and marketing expenses during the three month period ended September 30, 2022.

We expect expenses to increase as we move forward with further enhancing the platform.

Nine Month Period Ended September 30, 2022 Compared to the Nine Month Period Ended September 30, 2021

Revenue

We had nominal revenue for the nine months ended September 30, 2022 and 2021. The revenue in 2021, was mainly from Paycheck Protection Program loan forgiveness.

Operating Expenses

A summary of our operating expense for the nine month periods ended September 30, 2022 and 2021 follows:

	Nine Months Ended
	September 30,		(Decrease) /
	2022	2021	Increase
Operating expense
Professional fees	$824,527	$1,004,976	$(180,449)
Professional fees – related party	227,600	451,038	(223,438)
Management fee – related party	720,000	600,000	120,000
Personnel related expenses	2,587,035	1,817,042	769,993
Other selling, general, and administrative	727,837	683,318	44,519
Total operating expense	$5,086,999	$4,556,374	$530,625

Operating expenses increase $530,625 or 12%, to $5,086,999 during the nine months ended September 30, 2022 compared to $4,556,374 during the same period in 2021. The increase in total operating expenses is primarily due to:

1.	The decrease in professional fees of $180,449 primarily resulted from the Company issuing fewer shares of restricted common stock for consulting services during the nine month period ended September 30, 2022 compared to the nine month period ended September 30, 2021.

2.	The decrease in Professional fees – related party of $223,438 is primarily due to a decrease in marketing and consulting expenses from a related party, partially offset by an increase in R3 service fees for the nine months period ended September 30, 2022.

3.	The increase in management fees - related party of $120,000 is due to an additional contract entered into with TBG to provide management services to our wholly-owned subsidiary, Health Karma, Inc during the nine month period ended September 30, 2022. There was no such contract during the nine month period ended September 30, 2021.

4.	The increase in personnel related expenses of $769,993 is due to more personnel needed for business operations and issuing shares of restricted common stock for employee services during the nine month period ended September 30, 2022, in excess of that issued in the same period 2021.

5.	The increase of $44,519 in other selling, general, and administrative is due to an increase in business development and marketing expenses during the nine month period ended September 30, 2022.

We expect expenses to increase as we move forward with further enhancing the platform.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At September 30, 2022, we had $75,578 in cash and a net working capital deficit of $3,596,089.

For the nine month period ended September 30, 2022, we raised $760,500 and $2,214,462 from sales of our restricted common stock and issuance of convertible debt, respectively. For the nine month period ended September 30, 2021, we raised $3,407,766 from sales of our restricted common stock and preferred stock.

Net cash used in operating activities for nine month period ended September 30, 2022 was $2,962,802, as compared to $3,690,310 for the nine month period ended September 30, 2021. This change primarily results from our increased net loss, offset by fluctuations in accounts payable and accrued expenses, accounts payable and accrued expenses-related party and the issuance of common stock for services rendered.

Our primary source of capital to develop and implement our business plan has been from sales of common, preferred stock and proceeds from convertible debentures.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the nine month periods ended September 30, 2022 and 2021. However, there can be no assurances that future impairment tests will not result in a charge to operations.

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

Website and Development Costs

Internal and external costs incurred to develop, the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of September 30, 2022 and December 31, 2021, the Company has met the capitalization requirements, and then began to amortize the assets. Amortization is calculated using the straight line method over the estimated useful life of the assets, which management determined to be five years.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2022.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Interim Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2022, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

The Company cooperated fully with the SEC in its investigation and supplied, the SEC with all documents requested in a timely fashion.

The SEC has informed the Company that it has concluded its investigation and it will not be opening an investigation into the Company.

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

None during the three month period ended September 30, 2022.

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

MediXall Group, Inc.

Dated: November 14, 2022	By:	/s/ Richard Paull
Richard Paull
Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: November 14, 2022	By:	/s/ Travis Jackson
Travis Jackson
Chief Executive Officer (Principal Executive Officer)

