Form 10-K
period 2022-12-31
MediXall Group, Inc.
filed 2023-08-09
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022) based upon the closing sale price of the registrant’s common stock on the OTCPK that day was $40,630,822 as computed by reference to the price at which the common equity was last sold, which was $0.40 on that date

As of August 2, 2023, there were 130,487,491 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

TABLE OF CONTENTS

MediXall Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2022

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

Such forward-looking statements include statements regarding, among other things, matters associated with:

●	our ability to continue as a going concern;
●	our history of losses which we expect to continue;
●	the significant amount of liabilities due related parties;
●	our ability to raise sufficient capital to fund our company;
●	our ability to integrate acquisitions and the operations of acquired companies;
●	the limited experience of our management in the operations of a public company;
●	potential weaknesses in our internal control over financial reporting;
●	increased costs associated with reporting obligations as a public company;
●	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock;
●	the ability of our board of directors to issue preferred stock without the consent of our stockholders;
●	our management controls the voting of our outstanding securities;
●	the conversion of shares of Series A and B preferred stock will be very dilutive to our existing common stockholders;
●	risks associated with and unique to health care; and,
●	risks associated with stability of the internet, data security, exposure to data breach.

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

ii

PART I

ITEM 1. BUSINESS.

Overview

MediXall Group, Inc. (OTCPK:MDXL) is an innovation-driven technology company designed to deliver health and well-being services which address gaps in access to care, spiraling healthcare costs, and the pain points faced by both consumers and businesses. MediXall is structured to provide solutions that are proactive and preventive versus the current reactive system, structured primarily on treating the sick, which is inherently costly.

We started Health Karma in response to the design and delivery flaws we saw in the American health care system. We believe that these flaws made healthcare too expensive, reactionary, and inconvenient for far too many Americans to obtain quality health care and maintain their health. Since inception, we have been focused on changing the way individuals access, interact with, and consume healthcare. Our mission is simple: we want to provide easy access to health and wellbeing solutions to consumers and businesses, while reducing what consumers and businesses pay for it.

As the U.S. healthcare market remains opaque and highly fragmented for consumers, even simple healthcare transactions, such as finding a doctor, scheduling routine procedures or filling a prescription at an affordable price, can be difficultAs a result, Americans are often neglected by the health care system, whether or not by choice, and those who would otherwise be more proactive fail to access care due to the health care system’s inherent complexity.

Recognizing that these trends are not sustainable, Health Karma is focused on addressing these problems by providing solutions that shift healthcare from a one-size-fits all model to a more personalized experience built around each individual and each company - reducing and even removing layers of complexity that healthcare system brings. We believe that a new healthcare model, one that places the consumer at the center of the healthcare ecosystem, can help to improve their health care access while reducing what they pay for it.

To accomplish this, we developed Health Karma as a robust digital healthcare platform providing a single place for healthcare consumers and organizations to turn for personalized information, programs, and resources needed to understand, access, and manage their health and well-being. Focusing on the individual, Health Karma gives people information they need to access the right level of care from the start, when and where they need it, and provide ongoing support, thereby saving money for companies and their employees, while also improving care.

MediXall Group is reimagining how Americans access and afford care to give people a more consumer-centric way to manage their health & wellbeing: immediate, seamless, affordable, and tailored to their unique needs:

•	Easy and accessible healthcare – Making healthcare easy to understand and use through the entire health journey – from onboarding and monitoring to everyday use. Users can actively and confidently engage with their health anywhere, anytime they want and not just when it is convenient for the healthcare providers.
•	Personalized health experience – Empowering users to take charge of their health and well-being through targeted health campaigns that come with relevant programs, resources and education.
•	Always-on service – Delivering immediate support to solve healthcare-related questions and address health-related concerns throughout the health experience.

We have engineered the Health Karma Platform to be scalable and to grow beyond its current offerings. The flexibility of the Platform enables us to seamlessly integrate and quickly launch new services, expand service offerings or enter new verticals in a cost- effective manner. This has enabled us to acquire and integrate synergistic offerings, such as Responders 1st Call™, Workers 1st Call & Report™, and Student 1st Call™ which help us better serve both our members and employer/organization clients.

MediXall Group is currently comprised of the following five solutions:

Health Karma – With Health Karma, we have created a unique membership model that provides consumers with convenient and affordable access to best-in-class care, whenever and wherever, while driving down overall healthcare costs. We provide our members access to licensed healthcare providers across a wide and growing spectrum of care through $0 copay virtual primary, urgent, behavioral, and pet care, as well as significant discounts to prescriptions, dental care, eye care, and hearing. For employers, our Health Karma membership offers a comprehensive way for them to offer supplemental health benefits to all of their employees, including part-time and gig workers, which include independent contractors, on-demand platform workers (ie Uber, Lyft, etc.), freelancer, and other temporary workers, who typically are not eligible for benefits. The Health Karma membership is also targeted for the small companies who cannot afford to provide health insurance to their employees as well as an adjunct for high-deductible health insurance plans.

Health Karma Behavioral Health – The behavioral health market has traditionally been underserved for a number of reasons, including as a result of inadequate access, a limited universe of qualified providers, high cost and social stigma. That is why we created Health Karma Behavioral to focus on providing mental health care exactly when and how is needed, instead of waiting six weeks for an appointment to see a psychiatrist. We believe this specialized offering for behavioral health can help to removes or reduces these burdens associated with traditional face-to-face mental health services by improving convenience through 24/7 access to our platform, providing more accessible entry level price points, and reducing associated stigmas by promoting easier access and preserving privacy. Health Karma Behavioral provides our members both the ability to speak to a therapist in-the moment they need it or schedule a call or video chat with a therapist within 24 hours.

Workers 1st Call & Report™ - Workers 1st Call & Report is a 24/7/365 pre-claim, preemptive solution to reduce work comp claims, costs, fraud and unnecessary and over-utilized case management. The program combines behavioral health consultations to mitigate the primary reasons injuries happen in the workplace which is distracted employees along with Registered Nurse triage to mitigate minor injuries from becoming a work comp claim integrated into an easy-to-access, plug-and-play program.

Responders 1st Call™ - Responders 1st Call is a confidential, anonymous in-the-moment 24/7/365 solution for First Responders to destress and digest traumatic situations which could lead to a work comp claim, disability, or suicide. This program provides in-the-moment consultations to the First Responder and their family to address work-related or personal, emotional, or behavioral health issues, or other issues interfering with responsibilities at work or home.

Student 1st Call™ - Student 1st Call is a solution for in the moment confidential access to master-level clinicians targeted for college age student population to help with depression, stress, sleep, addiction, relationship problems, anxiety, grief, and more. Our evidenced-based assessment and clinician-led consultation sets the student on a clear path for emotional support.

By bringing the Workers 1st Call, Responders 1st Call and Student 1st Call programs into the Health Karma ecosystem, we believe we are better positioned to meet the growing industry needs by allowing us to collectively build out our employer client base with more coverage options, enhance our distribution footprint, and strengthen our operational capacity to meet growing customer demands. With the addition of the 1st Call products, Health Karma is uniquely equipped to meet the growing needs of the Small to Medium Businesses, as well as individuals and families across the nation.

We believe the addition of these new programs will help to further enrich our membership model by creating a comprehensive and interconnected offering that delivers a virtuous circle of value for consumers, employers and partners.

We generate revenue from the membership payments of companies, organization memberships, and consumer subscription fees, which are typically a 12-month commitment in nature, providing significant revenue visibility. Through our per-membership-per-month (“PMPM”) subscription model, we enter into contracts with our employer customers that pay a fixed monthly rate based on the total number of Memberships. In most cases, Employees and their Dependents have unlimited access to our Platform and do not pay extra fees for increased utilization, unless they wish to access services outside the scope of those covered by the subscription.

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

Focusing on the Underserved Small Employer and Individual Market

The primary reason the landscape of healthcare offerings has not evolved to solve this problem until recently is due to many companies solely focusing on creating solutions and businesses models targeting large self-insured employers and payors, leaving the small-to-midsize employer and individual market completely underserved.

Over the last 10 years, multiple generations of healthcare technology companies struggled to get lift-off and scale, not because their products and services weren’t transformative for this market, but because they failed to find an executable path for sustainable distribution and value capture. We believe the lack of maturity of the underlying distribution — has been arguably the most significant bottleneck in the adoption and growth of healthcare solutions for this market.

We believe there are three reasons why existing providers haven’t focused on this market. First, small and midsize businesses (SMBs), and individuals are fragmented and hard to reach. Relative to the value they bring in, the cost of reaching and serving them has traditionally been too high to warrant the effort unless you can sell multiple products to them. Second, there is significant signup friction for benefits and healthcare products. Lastly, benefits products can be costly for SMBs to offer to employees, which results in many just forgoing benefits altogether. The lack of access to simple, low-cost healthcare and benefits solutions has had a significant impact on the recruitment and retention efforts of SMBs and the well-being of their employees.

But we believe where there is a gap, there is an opportunity. This is why we have put tremendous focus into building out a unique distribution engine that capitalizes on the current infrastructure of health insurance distribution and merges it with proven strategies from B2C and B2B2C from other industries.

Our Unique Distribution Engine

Our Distribution is currently made up of five pillars:

Employer Groups

Providing health benefits to employees is costly, complicated, and time-consuming for SMBs. While larger organizations are starting to realize the cost of traditional group health insurance is becoming unsustainable, the annual rate hikes and increasing premium prices are even more of a concern for SMBs with smaller budgets to dedicate to their employees’ healthcare.

With fewer employees, SMBs also have a much harder time meeting a group health insurance plan’s minimum participation requirement. Whether they have a lot of employees still on their parents’ insurance, older employees who qualify for Medicare, or others who simply don’t want to participate in a group health plan, SMBs need a more flexible health benefits solution. The reliance on part-time employees and 1099 employees by SMBs also precludes those type of workers being eligible for health insurance. With Health Karma, we saw an opportunity to provide a comprehensive solution for SMBs brings many of the benefits, resources, tools, and advantages big companies have historically had. With Health Karma, we wanted SMB owners to be able to afford solutions that can make their employees healthier and happier.

With fewer tiers in the organization’s hierarchy and less people involved in the decision-making process, one of the benefits to working with SMBs is they generally have a much quicker buying process than larger employers. Health Karma is focused on 3 types of employers

•	Employers that don’t offer insurance or that have a high number of part time, 1099, or employees without social security numbers. These type of employees are in many cases their highest area of turnover, which costs a ton of money, but health insurance doesn’t consider those employees to be benefits eligible. And they likely have wanted to provide something, but health insurance is just too expensive anyway even if they were eligible.

•	Employers that offer health insurance coverage that have a high deductible. Most companies have had to increase deductibles year after year after year to battle the double-digit health insurance increases. So, a totally typical plan may have a $3,000 deductible for an individual and $6,000 deductible for family. You think that person that needs mental health counseling or a doctor’s visit is going to be rethinking if they even go because they will have to pay it all out of pocket and they still need to pay for gas, food and their rent and all that is going up. You don’t address things at the initial level, and they turn into a crisis which results in lost work time and productivity and more expense for the employer.

•	Employers that have high Workers Comp claims. According to the National Safety Council, in the United States in 2021, a worker is injured on the job every 7 seconds. This equates to 7 million work injuries per year and a total cost of over $160 billion. Approximately 70% of workplace injuries are minor and do not need clinical intervention. Overextension, slip, trip, falls, contact with equipment account for 86% of workplace injuries. This issue is compounded by the number of fraudulent injuries exacerbated by aggressive litigators. If work comp fraud were a legitimate business, it would rank among Fortune 500 companies. SMB have limited resources to address the injured worker other than sending them to urgent care or ER regardless of the severity of the injury. Plus, the required work comp state regulatory and OSHA injury reports pose a significant burden on the smaller businesses with no risk insurance personnel.

Health Insurance Brokers & General Agencies

Most employers do not manage benefits selection alone—thousands of licensed and trained insurance brokers serve as trusted advisors to small and large businesses, helping employers and their employees navigate the complexity of benefits. According to MetLife’s 15th Annual U.S. Employee Benefits Trend Study, over 80% of small and midsize businesses work with insurance brokers to manage their benefits. These insurance brokers serve as a key intermediary between insurance carriers seeking to access a widely dispersed SMB population, which often lacks dedicated personnel and technology budgets to fully self-direct critical benefit decisions. They play a crucial role in educating SMBs about their health benefit options. Health insurance brokers and agents are experts in helping their clients select the right set of products.

When it comes to the selling, education and distribution of health benefits (can include health, dental, life and other types of insurance) to small employers, mid-size employers, individuals, associations and some large employers it is that insurance broker who is providing that key role. The broker is talking to the business owner and the human resources team to sell or renew policies and adjust and make changes according to the needs. Often a relationship has been built over many years and that company relies on their broker for advice each year on their benefit package. In addition, there are brokers attempting to expand their business and they are looking for unique benefits to help them get access to a new client. Many employers won’t add an additional health benefit without discussing it first with their broker.

This is why health insurance brokers are a key pillar to our distribution, as they provide an immense expansion of our sales efforts with our Health Karma and our Workers 1st and Responders 1st call solutions. To accelerate the expansion of our health insurance broker relationships, we also look to partner with General Agencies. These organizations provide brokers the administrative support, product education and home base to build up their business. By partnering with the organization, we are able to access 100s and sometimes 1000s of brokers without having to onboard and train each one individually.

We believe we have built a robust and extensive partnership network in the health insurance industry with distribution agreements with many leading insurance agencies in their respective states, such as BHC Insurance, the third largest independent insurance agency in Arkansas, and Gem State Financial, a leading Idaho-based General Agency. We have been able to increase the reach of our partnership network through an Affinity Marketing Partnership agreement with the National Association of Health Underwriters, a professional association representing more than 100,000 health insurance agents, benefits professionals, consultants, and brokers, from both small and large health insurance companies throughout the United States. The Partnership enables NAHU brokers to market the Health Membership in combination with various insurance products or self-insured plans. This expands NAHU members’ ability to work with organizations to provide additional benefits for employees with customized membership options to enhance existing benefits packages or to open the door to benefits for non-traditional, gig and part-time workers.

Associations, Chambers, Other membership organizations

Associations, Chambers of Commerce and other types of organizations are a large driver of our distribution engine, as it enables us to drive significant reach to very targeted member populations. These organizations look to drive revenue in two ways, through member dues and “non due” revenue. Health Karma can help increase both. Associations and other membership organizations will enter into agreements with us to offer Health Karma to their own end-user customers or members as a benefit, a reward or a component of a loyalty program. In addition to helping increase member dues, Health Karma also becomes a new source of non-due revenue through a revenue share on new membership driven through the organization.

Municipalities and Public Service Departments

According to the National League of Cities data, there are 36,000 municipalities and local governments in the United States, of which 18,700 are municipalities of less than 50,000 lives, 16,360 are town and townships, and 4,031 are county governments. These smaller municipalities and governments are dealing with the same issues and pain points as with smaller companies; namely many 1099, part-timers and other employees with limited health benefits, issues in dealing with workplace injuries and work comp claims, fraud, and reporting requirements. Our Health Karma and Workers 1st Call solutions address these issues and pain points.

When you look at Public Service Departments and the First Responder market, according to the National Law Enforcement Officers Memorial Fund, there are over 800,000 law enforcement officers in the US; according to the US National Fire Department registry there are 1.2 million fire fighters of which 795,00 are volunteer; according to the National Association of State EMS Officials, there are 219,000 EMS professionals, and according to the US Bureau of Labor Statistics, there are approximately 400,000 correction officers in the US; represented by 75,000 departments or organizations. This represents the market opportunity for Responders 1st Call to mitigate trauma, PTSD, disability and suicide ideations for our First Responders. And this does not include the 800,000 ER nurses and doctors according to Zippia Emergency Room Statistics and the NIH, plus the 2 million active and reserve military according to Defense Department personnel data and over 2 million retired military according to Statista 2023 . who can benefit from the virtual technology embedded in our Responders 1st Call product which is an effective treatment for trauma and PTSD.

Colleges and Universities

According to the National Center for Education Statistics (NCES), there are approximately 6,000 colleges and universities in the US of which 4,000 are degree-granting institutions. According to the National Student Clearinghouse Research Center, undergrad enrollments in 2021 were 17.5 million representing a decline of almost 10% after the pandemic. Further almost 600 institutions have closed over the last 3 years. With the effects of the pandemic retention and recruitment is a critical issue for higher education along with the increasing concern on how to support the mental and emotional well-being of their student population.

Our Market Opportunity

Since inception, we have been focused on changing the way consumers access, interact with and consume healthcare. In the United States, healthcare spending grew to $4.1 trillion in 2020 and is expected to reach $6.2 trillion by 2028, according to the Centers for Medicare & Medicaid Services. However, it is not always clear what the employer group or individual consumer receives in return for this massive spending. We believe that a new healthcare model, one that places the consumer at the center of the healthcare ecosystem, can help to improve their health care access while reducing what they pay for it.

Evolving Attitudes Among Consumers and Employers Towards Virtual Medicine

Supported by increasing deregulation and broad societal shifts, demand for and provision of virtual medical and behavioral health services is surging. Telehealth enables more efficient allocation and utilization of existing clinical resources that could otherwise go unused. With an aging population requiring more complex care and a younger generation that is accustomed to digital technology, telehealth offers an efficient way to leverage finite resources. In the coming years, the telehealth market is positioned for significant growth. The demand for telehealth services is clear among younger generations. According to a survey by Harmony Healthcare IT, three out of four millennials would rather search for medical advice online versus seeing a doctor in-person. These younger generations represent the future of the healthcare system, and telehealth can be at the center of their care experience.

Healthcare is a Top Priority for Employers

To attract and retain staff, employers are looking to make significant investments in health benefits; yet, as commercial insurance costs have reached record highs, employers and employees remain frustrated. Barriers to accessing timely care during the day and after business hours cause employees to miss work and lose productivity. As a result, many employees self-direct themselves to higher cost settings such as emergency rooms. Efficient healthcare needs to be available 24/7/365 from anywhere that employee happens to be.

Rising health care costs are causing many employers to question whether they can afford to offer health benefits to their employees. According to the Kaiser Family Foundation’s 2021 Employer Health Benefits Survey, it costs up to $21,804 each year for employer-sponsored family health coverage for covered workers in small firms.

As costs continue to rise, a common way to offset them is to adjust benefits, such as increasing deductibles or copays, lowering coinsurance and increasing out-of-pocket limits. At a certain point, when the benefits become too lean, employees’ perception of their benefits deteriorates.

Health Insurance is Tailored to Large Enterprises not Small Businesses

In November 2021, Americans quit jobs at a record pace with about 4.5 million workers quitting their jobs, the most since the Bureau of Labor Statistics started publishing the data in 2000. In the "Great Resignation," small businesses face an uphill battle for labor. Some employees are leaving for better pay and benefits, while some are leaving the workforce and relying on government programs.

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

Small businesses — defined as 500 employees or less by the US Small Business Administration (SBA) — are a key part of economic growth and job creation in the United States. The US Small Business Administration said in 2019 that they accounted for two-thirds of net new jobs. According to the SBA 2021 Small Business Profile, there are over 32 million small business in the US, making up 99.9% of all US businesses and providing employment for 61.2 million Americans. More jobs are also traditionally created by small businesses and new company formation than by large corporations, with small companies creating 1.5 million jobs annually which accounts for 64% of new jobs, according to the Small Business Administration.

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

The Rise of the Independent Worker, Freelancer, and 1099 (Changing Workforce)

With the slow transition away from traditional employment and rise of independent labor over the past decade, the U.S. economy has experienced a significant shift in how employees choose to work. The pandemic has served as a catalyst for deeper change with respect to Americans’ embrace of the gig economy. The gig economy is characterized by short-term, flexible jobs that businesses offer to freelancers and independent contractors instead of traditional, full-time employees. What seemed like a gradual uptick in interest for freelance and gig work up until 2019 has now exploded into the mainstream.

While approximately 156 million Americans, about half the U.S. population, gets health insurance through an employer, now more than one-third of the workforce works in the gig economy full- or part-time, according to Upwork’s study of the U.S. independent workforce, “Freelance Forward:2020.” Covid-19 only accelerated this trend towards the gig economy with Upwork’s data showing that 12% of workers started freelancing during the pandemic. And there may be no turning back; 60% of people who had taken up freelancing reported that no amount of money would convince them to take a traditional job again.

The pandemic also magnified the fundamental problems in the traditional employer benefit system for Americans. People who lost their jobs and took up independent work were forced to find their own benefits or go without coverage during the pandemic. Today, nearly 70 million Americans, representing more than one-third of the total U.S. workforce earn income as freelancers and that figure is expected to swell to 90 million to by 2028, according to Statistica. Despite the trend however, this group of people are underserved compared to W2 full-time employees. The challenge of accessing benefits isn’t just limited to independent workers either. Many employees, particularly part-time employees, do not have access to benefits through their employers. As of January 2022, the Bureau of Labor Statics reported over 25 million part-time workers are in the US. With this changing workforce, the needs of independent and part-time workers will only become more central in the U.S.

We believe that favorable macro-economic trends, in combination with the expansion of our capabilities, present significant opportunities for on-demand and consumer driven healthcare to address the most pressing, universal healthcare challenges through solutions, such as the Health Karma’s. At the same time, the emergence of technology platforms solving massive structural challenges in other industries has highlighted the need for similar solutions in healthcare. We believe there is a significant opportunity to solve these challenges through affordable easy-to access online solutions to health and wellcare, such as ours, that matches consumer demand, offering health plans and employers an attractive, cost-effective healthcare alternative for their beneficiaries, and addressing pain points such as work comp claims and costs. We believe that MediXall Group provides solutions to address these challenges.

Health Karma Platform

At MediXall Group, we empower consumers—both individual consumers and SMBs—to make smarter healthcare decisions with confidence via our digital platform. Technology has changed the way consumers manage their healthcare, making them more comfortable with comparing and accessing healthcare services online. This change has accelerated with the dramatic growth in companies offering innovative healthcare products and services. At Health Karma, we are leveraging this transformation to improve peoples’ access to health care while reducing what they pay for it—ultimately helping to improve the well-being of consumers and the healthcare industry as a whole. As the healthcare industry becomes more fragmented and complex, our value proposition as a trusted, independent platform for consumers increases.

Powered by our own proprietary full stack technology platform, we have built a suite of services that enable us to earn our members’ trust, leverage the power of personalized data, and help our members access quality care they can afford.

The Health Karma Platform was purpose-built to seamlessly connect our existing and future health and wellness programs into one Platform to help drive real member and customer outcomes. We have built our Platform from the ground up to solve the unique challenges of individual consumers as well as organizations and their members.

We believe that the Health Karma Platform helps solve many of the common pain points for both Consumers and Employers when launching, administering, and maintaining health and wellness-related programs. By seamlessly integrating best-in-class providers into one Platform, users get the same, consistent user experience, without fumbling for passwords across multiple programs or struggling to remember where to access each benefit. Built as a modular solution Health Karma can scale up depending on the unique needs of each member or employer customer by adding programs over time.

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

That experience begins with trust and engagement, which we earn by providing our users with features that help them navigate the many disconnected elements of the healthcare ecosystem. When our users adopt these tools, we not only streamline their day-to-day interactions with the healthcare system and improve user satisfaction, but we also obtain valuable data that enables a better understanding of their unique health care needs. Trust, engagement, and personalized data allow us to guide our users to the providers that can give them the right care, including virtual care, at the right time and right cost. Our technology stack will also permit us to offer personalized insights and benefits. Our ability to deliver a high-value product, in turn, creates more trust, engagement, and in time, enhances our ability to provide personalized, data-driven insights.

An important aspect of our approach to building trust and engaging members is to engage with them through whatever channel is most comfortable for them. Whether it is a secure in-app message to answer coverage and benefit questions, a consultation with a licensed medical provider in the middle of the night through our telehealth offering, talking immediately with a licensed, behavioral health clinician 24/7/365 to address common emotional well-being and behavioral health concerns, we are there for our users when they need us most. In this way, we are building a consumer-centric experience more similar to what consumers experience from a best-in-class technology or consumer products company than from a traditional health care organization.

Our management and team have shared values in bringing our brand to life through materials, communications, content and interactions. From the first touch point our members feel our commitment to delivering a service that focuses on their needs. In addition to employing A/B testing to increase engagement and utilization, we simplify the often-complex language used in health care and insurance so that our users feel confident and comfortable with the choices they make.

Our MediXall Group Solutions:

Health Karma

Whether a member is insured or uninsured, their Health Karma membership makes it easy for them to access healthcare services through a convenient, virtual platform. For an affordable monthly cost, members get access to the following programs:

$0 Co-Pay services:

Virtual Primary Care Physician (PCP) – - Our Primary Care team will manage our members’ health in many of the same ways as a traditional primary care physician – just over the phone or through video chat, and without any charges outside of the monthly membership fee. With Virtual Primary Care members can:

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

Urgent Medical Care – When care can’t wait, members can request Virtual consultations with a licensed Medical Doctor 24/7/365 for non-emergency incidents which require care within 24 hours, like colds, flu, stomach ailments, UTIs, and more. Health Karma members can use Urgent Care when they have minor illnesses or injuries that can't wait to be treated or that can be fully addressed in one or two visits.

Emotional Well-Being and Behavioral Health - Getting help with emotional health can be difficult. Health Karma provides on-demand, in-the-moment support wherever members call from by connecting them and their immediate family with a master’s level therapist. The therapist can help our members with concerns like anxiety, stress, depression, addiction, and any other life/work balance or emotional health issue. Consultations are available 24/7 for immediate, in-the-moment help — no need for a call-back or to schedule a consultation. Consultations are confidential and are generally up to 30 minutes in length. In addition, when appropriate, the therapist may provide our members guided solutions materials via email. The clinician may also suggest additional steps and referrals to other resources and professional care. Health Karma’s Virtual Behavioral Health Solution includes:

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

Health Karma Pets - 24/7/365 virtual consultations with licensed veterinarians to discuss pet health, wellness, behavioral, and training issues. Includes a Pet Drug Card with prescription savings up to 75% at pharmacies nationwide.

Message Medical Specialists with 24-hour response - Ask medical questions to our board-certified physicians, psychologists, pharmacists, dentists, dietitians, and fitness trainers.

$0 Copay Medications - access to 37 commonly prescribed medications ranging from antibiotics to pain management, and more, at no charge.

Psychology – Scheduled access to a licensed Psychologist available M-F 8:00 am - 5:00 pm central standard time. Each up to 45-minute session fee is $100.

Psychiatry – Consult with a US- based board-certified Psychiatrist who can diagnose, treat, and prescribe medication with no referral required. The initial scheduled consultation fee is $215 with follow up consultation fees being $100 per visit

HealthCare Advocate – Access to dedicated subject-matter experts who provide professional support regarding healthcare costs, benefits coverage, in-network providers, second opinions, help with medical bills, insurance plans, etc.

Discount Programs

Health Karma Rx – With Health Karma Rx, our members have access to prescription savings with discounted pricing of approximately 60% on average, available through 65,000 pharmacies across the U.S.

Lab Services – Up to 50% discount at participating Quest Diagnostics lab facilities. Lab services include tests for wellness, women's health, sexual health, and other common tests.

Dental Services - As part of the Health Karma membership, members have access to discount saving program offered by an industry leader in dental care Careington International Corporation. With one of the largest dental networks in the nation and its member-transparent pricing, Careington International Corporation is one of the most recognized professional dental networks in the nation. With our dental program Health Karma members can save 20% to 50% on most dental procedures including routine oral exams, unlimited cleanings, and major work such as dentures, root canals, and crowns.

Vision Services – Our discount vision program offers Health Karma members savings on eye care and eyewear the VSP Vision Savings Pass. Special prices on eye care and eyewear through trusted, private-practice Vision Saving Pass (VSP) network of doctors with15-20% savings on eye exams and special pricing on glasses and sunglasses.

Hearing Services – Health Karma members have access to hearing aid discounts from 30% to 60% at over 5,500 network providers nationwide through EPIC Hearing. Additional no charge services include routine hearing test, one-year supply of batteries, extended manufacturer’s warranty, and follow-up visits for one year.

Vitamins and Supplements – Health Karma members save 25% off Swanson Brand products and 5% - 15% off most other products on Swanson website; plus free shipping on orders over $50; and 100% money-back guarantee.

Workers 1st Call & Report Solution

Work comp cost and claims are a major issue for all businesses but especially for SMBs.

•	The National Safety Council estimates that the total cost of work injuries in 2020 was $164 billion; representing a cost of $1,100 per employee.
•	If work comp fraud were a legitimate business, it would rank among Fortune 500 companies according to Property Casualty 360.
•	Finally, filing all the required state and OSHA work comp reports is a huge burden for SMBs. Liberty Mutual: delayed reporting of an injury by 1 week increases claims by 10%, & 30 days by 50%

Seventy percent of physical workplace injuries are minor and do not require sending the injured worker to Urgent Care or the ER. Overextension, slip, trip, falls, contact with equipment account for 86% of injuries according to the NCCI. Further “presenteeism” meaning being at work but distracted are one of the primary causes of workplace injuries. According to Workers Compensation.com, 75% of employees struggle with an issue which affects their mental health.

Workers 1st Call & Report is a pre-claim, preemptive, 24/7/365 solution for both physical and mental injuries and incidences addressing all these issues by providing the following solutions:

•	Virtual 24/7/365 immediate on-demand consultation with master’s level behavioral health clinicians to address employees emotional and behavioral issues thereby keeping them focused, on-the-job and safe
•	Behavioral Risk Mitigation support for Frontline supervisors via coaching with experienced behavioral health clinicians to provide immediate support to identify and assist possible “at-risk” employees.
•	24/7/365 telehealth access to US-based Registered Nurses employing a proprietary algorithm which provides the proper level of care for the injured worker. 9 years of evidenced-based results with thousands of companies show that over 43 % of the injuries can be handled with self- or home-care vs Urgent Care or ER thereby preventing a work comp claim.
•	Immediately after the triage, the RN prepares and distributes all the required reports including the Incident Report, Provider Notice, First Report of Injury, and the OSHA reports.

Responders 1st Call Solution

Our First Responders need support to address the stress, anxiety, depression and suicide ideation on them and their immediate family. With traumatic incidents impacting First Responders and medical personnel and the cost of mental health claims and suicides in those populations, Responders 1st Call was created to help First Responders and their families through emotional and behavioral health concerns. The Responders 1st Call offering includes:

•	Trauma Helpline – provides 24/7/365 confidential, informal, and anonymous consultations with experienced behavioral health clinicians experienced in critical incident stress management and guides First Responders to compartmentalize trauma.
•	Behavioral Health Consultations for all immediate Family members - address and alleviate work or personal behavioral/emotional health issues.
•	Behavioral Risk Management Consultations – provides management with in-the-moment support to quickly identify, deal with, and deploy appropriate resources for "at-risk" employees.
•	Peer Support, Wellness, HR Consultations – provides guidance for intervention strategies, helps determine when a situation is emergent or high-risk, strategizes how to refer/connect a fellow responder to a clinician trusted by the agency/employer.
•	Virtual EMDR – An online virtual treatment to overcome PTSD and trauma through Virtual Eye Movement Desensitization and Reprocessing. The program is endorsed by the World Health Organization, Veterans Administration, Dept of Defense, American Psychiatric Assoc.

Student 1st Call Solution

The students at our colleges and universities are dealing with emotional health. Returning to campus, regenerating friendships, lack of trust, loss of hope are a few reasons why students need a dedicated confidential, anonymous “in-the-moment” emotional health support program. Student 1st Call was created for universities and school districts to delivers this to their student base. Student 1st Call provides:

•	24/7/365 confidential and anonymous in the moment tele- or secure video behavioral health consultations and assessments by experienced master’s level clinicians
•	Consultation and training for faculty and staff to help identify and provide support for “at-risk” students
•	Referral if required to additional mental health care and treatment if assessed as necessary
•	Medical benefit coordination with the student’s or parents’ health coverage if required

Our Growth Opportunities

Expand clients and B2B offering. We expect to meaningfully expand our B2B channel through both the addition of new employer and group clients, as well as a focus on driving deeper penetration rates within our existing clients. We plan to add new B2B clients by contracting with additional regional and national general insurance agencies, accelerating our outbound marketing efforts, leveraging our broker and consultant relationships and continuing to penetrate the massively underserved part-time, independent, and the smaller employer worker market. Additionally, we are focused on further developing our dedicated internal B2B sales team solely focused on expanding our B2B client base across our different verticals as well as driving penetration within existing contracts by cross-sales with our various MediXall Group solutions –an effort we expect to drive significant traction within the near-term. Within our existing employer base, we plan to drive penetration and engagement with an invested focus on client success. Additionally, because of our embedded position serving the B2B customer base, we believe we are well-positioned to innovate and lay the groundwork for additional services that drive value for their members such as navigation across the ever-changing health and wellness landscape.

Continue expanding B2C user base through Associations and increase engagement. Through our expanding client base of associations and performance marketing initiatives drive penetration with these associations, we will continue to focus on growing consumer member acquisition and activation. We expect this strategy to be further complemented by sustained investment in our platform capabilities, as well as through continuing to leverage our growing brand awareness. We believe our growth opportunity in both health and wellness to be substantial. In addition, as a result of the end-to-end nature of our platform, we believe we are well-positioned to create care continuity for our members across a broader range of health and wellness verticals. We plan to drive further engagement of our existing member base by expanding our offerings beyond our current programs to include capabilities such as enhanced behavioral and emotional well-being offerings, wearable (i.e. Apple Watch, FitBit) integration, Wellness challenges and rewards, and medical records transfer in order to drive higher member lifetime engagement and value. We use a strategic and disciplined approach to scaling our marketing budget, as we believe we are able to achieve efficient spend levels on a per-customer basis by leveraging the Health Karma brand, the breadth of our MediXall Group solutions, and strong relationships with outbound and inbound marketing channels.

Opportunistic M&A and Product Development. We are well positioned to further expand our solution set through opportunistic acquisitions or product development responsive to the evolving and expanding needs of our client base. Our technology platform is built to easily integrate with non-native technologies and to offer a single cohesive platform. We plan to use a disciplined approach to strategically acquire complementary capabilities and service lines. These may include, but are not limited to, healthcare FinTech platforms, Third-party data providers, wellness and coaching platforms, workers comp solutions, and other virtual behavioral and care coordination platforms.

MediXall Group Technology

The underlying technology for MediXall Group is a highly scalable, integrated, application program interface or API-driven technology platform. This enables the platform to accommodate the seamless and quick introduction of new services, technologies and functionality that we have introduced through strategic partnerships.

Our platform is built on a modern cloud-based technology stack, employing Agile development cycles and a DevOps approach to infrastructure. This approach allows us to evolve and improve our platform at a faster pace than using a traditional software development and infrastructure management process. Our technology platform is updated frequently, without long upgrade cycles. Our modular, service-oriented architecture utilizes API standards for ease of implementing new functionalities and integrating with external systems. By designing our product as a platform, we have created an overarching infrastructure where consumer data, preferences, and third-party partners can all interact through Health Karma’s API. Data is the heart of our technology so because of this we have the potential to integrate machine learning and natural language processing to automate recommendations and workflows, uncovering insights that we can incorporate back into the design platform.

This enables our platform to act as a sales channel for other companies. We can deliver other’s state-of-the-art technology and applications through our platform. Similar to other two-sided marketplaces, the platform can bring innovative new products to consumers and employers, while at the same time opening up distribution and revenue opportunities for other health companies. Furthermore, we believe that this will generate a virtuous cycle, leveraging our growing customer base to attract the best healthcare partners (and vice versa)-increasing value for all stakeholders.

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

Sales & Marketing

MediXall Group focuses on member growth through the distribution channel partners previously described. We use marketing and sales strategies tailored for each distribution and market channel to reach consumers, employees, as well as employee benefits leaders. Employer marketing and sales strategies also include account-based marketing, business development initiatives, and client service teams focused on customer acquisition, employee enrollment, and member engagement. We derive employer sales through a direct sales force, focused on large enterprises, and channel partners primarily for small and medium businesses and organizations, which enables us to distribute all our MediXall Group solutions to the market efficiently.

Employer Sales & Marketing

With the roll out of MediXall Group solutions to employers, we are developing and expanding our in-house employer sales force to be comprised of sales professionals who will be organized by each of the unique MediXall Group solution, geography, customer size, and industry. We support our sales force in several ways, including through account-based marketing resources and the deployment of a business development team to educate employer decision makers on the benefits of offering Health Karma to their employees. We also leverage sales analytics to further support lead generation. Additionally, our account management and client success team actively manages our customer accounts, provides in-depth support, and cross-sells the client to other MediXall Group solutions which address their pain points.

Also, we work with channel partners such as associations, chambers, payroll and professional employer organizations to reach small and medium businesses and organizations. Additionally, we partner with select regional and national benefits brokers and consultants to educate and sell potential customers on our offerings.

Consumer Sales & Marketing

When we market and sell directly to individuals, we initially plan to focus on increasing brand awareness, followed by performance marketing targeted toward user acquisition, activation and engagement.

Our marketing strategy in new markets is primarily centered on increasing overall brand awareness, familiarity, consideration and ultimately enrollment. We have carefully developed a robust marketing plan to achieve these objectives:

•	SEO, Social & Traditional - We will drive brand awareness and conversions to our platform using social media marketing via Facebook, LinkedIn, Twitter, Instagram, Snapchat, YouTube, and others. In addition, we plan to leverage SEO & SEM (Search Engine Optimization & Search Engine Marketing) to enhance MediXall Group’s search presence both organically and paid.
•	Content Marketing - We consistently release marketing content through our blog that aims to educate our audience about the value that our services provides. We also develop thought leadership content such as whitepapers, eBooks, and infographics and use public relations to secure earned media placements. Our content marketing efforts aim to influence and persuade readers without having to rely solely on conventional direct selling tactics.
•	Influencer Marketing - We will launch an initiative to guest blog articles and features in healthcare, personal finance, and startup tech publications like TechCrunch, Wired, VentureBeat, and other outlets in our industry. Additionally, we participate in industry conferences, and may partner with media outlets, event venues, local businesses, and social media influencers to increase brand awareness.

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

Customer and Client Services and Support

We believe that because our clients and employer customers bear an enormous responsibility to successfully run their businesses day in and day out, they welcome our support to provide end-to-end customer support, including full profile data conversion and import, live onboarding and technical support via telephone, email, and screen sharing; in-software self-service tools; advanced professional services; and educational events. Our dedicated support team is focused on seeking to ensure that every MediXall Group member has the best possible experience.

Customer & Client Onboarding. We onboard new customers and partners with live training sessions delivered via telephone and web conference. These trainings are supplemented by self- service setup checklists, online help materials and webinars.

Customer & Client Success. To identify opportunities for greater adoption of our products and services and to further help our customers be more successful on our platform, we engage with them to better understand their business goals, objectives, and pain points; provide targeted education about relevant features, products and services as well as business best practices; and develop a recommended success plan with periodic outreach to check in on their progress.

Ongoing Customer Support. Inclusive with being a member of the Health Karma Partner Program, we offer customer service and support via phone, chat, emails and self-help knowledge centers. All customer service and support is provided by our in-house personnel who are invested in MediXall Group’s core values and are closely connected to our Product, Technology and Experience team.

Competition

While we believe there are currently no direct competitors that offer the full suite of solutions as we do, there are several companies that offer components of telehealth or address conditions that compete with our solutions. These include companies whose primary business is providing and marketing telehealth and health and wellness management, such as the delivery of on-demand access to healthcare and wellness services. We compete with other providers that are larger in scale and generally provide telehealth on behalf of self-insured employers and insurance plans. Within parts of the behavioral health market, we also compete with public and private organizations with similar product offerings for consumers. Competition focuses on, among other factors, technology, breadth and depth of functionality, range of associated services, operational experience, customer support, extent of customer base, and reputation.

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

Requirements Regarding the Privacy and Security of Personal Information

U.S.- HIPAA and Other Privacy and Security Requirements. There are many U.S. federal and state laws and regulations related to the privacy and security of personal health information. Additionally, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, “HIPAA”), establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Any health plan customers, as well as health care clearinghouses and certain providers with which we may have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act (“HITECH”), which became effective on February 17, 2010, significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” who are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” to our customers and thus are directly subject to HIPAA’s privacy and security standards. In order to provide our covered entity customers with services that involve the use or disclosure of protected health information, HIPAA requires our customers to enter into business associate agreements with it. Such agreements must, among other things, require us to:

•	limit how we will use and disclose the protected health information;
•	implement reasonable administrative, physical and technical safeguards to protect such information from misuse;
•	enter into similar agreements with our agents and subcontractors that have access to the information;
•	report security incidents, breaches and other inappropriate uses or disclosures of the information; and,
•	assist the customer in question with certain duties under the privacy standards.

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

We have implemented and maintained physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist it in complying with all applicable laws, regulations and contractual requirements regarding the protection of these data and properly responding to any security breaches or incidents. However, we cannot be sure that these safeguards are adequate to protect all personal data or to assist us in complying with all applicable laws and regulations regarding the privacy and security of personal data and responding to any security breaches or incidents. Furthermore, in many cases, applicable state laws, including breach notification requirements, are not preempted by the HIPAA privacy and security standards and are subject to interpretation by various courts and other governmental authorities, thereby complicating our compliance efforts. Additionally, state and federal laws regarding deceptive practices may apply to public assurances we give to individuals about the security of services we provide on behalf of our contractual customers.

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

Employees

As of December 31, 2022, we had 17 full-time employees. We believe that we maintain a satisfactory working relationship with our employees and we have not experienced nor do we currently have any labor disputes. As of August 2, 2023 we have outsourced the functions of 10 full-time employees and currently have 7 full-time employees.

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

RISKS RELATED TO OUR BUSINESS

The Company has limited operating history and has a new business model in an emerging and rapidly evolving market.

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

Limited Control of Our Business Model and Dependance on third parties .

We do not directly offer the services we sell directly to our customers but use third parties. As such, we are very dependent on the relationships with multiple parties as to their ability to provide the services to our customers, their financial variability, pricing, and the quality of the services they provide, including professional malpractice. We could be materially harmed if these third parties are not able to provide such services at a price we can afford. We could be materially harmed if they provide poor service to our customers that could risk cancelation of the service agreements we have. We could also face vicarious legal, reputational, and financial risk if such services provided by our third-party relationships could place us in adverse conditions.

Our auditors have indicated that there is a substantial doubt about our ability to continue as a going concern.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2022 and 2021, we generated operating revenues of $59,268 and $14,995, respectively, and reported net losses of $6,830,415 and $6,200,574, respectively, and negative cash flow from operating activities of $3,561,083 and $4,685,270, respectively. As noted in our consolidated financial statements, as of December 31, 2022, we had an accumulated deficit of $32,612,805. We anticipate that we will continue to report losses and negative cash flow. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financings.

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

The markets for traditional internet and mobile web products and services that MediXall is targeting for revenue opportunities are changing rapidly; and the barriers to entry into the niche identified by MediXall are high and require unique experience and qualification. We cannot provide assurance that MediXall will be able to realize these revenue opportunities before they change or before other companies enter or even dominate the market. Furthermore, MediXall has based certain of its revenue opportunities on statistics provided by third party industry sources. Such statistics are based on ever-changing customer preferences due to our rapidly changing industry. With the introduction of new technologies and the influx of new entrants to the market, we expect competition to emerge and intensify in the future, which could adversely affect our ability to increase sales, limit client attrition and maintain our prices.

Our business depends on the development and maintenance of the internet infrastructure.

The success of our services will depend largely on the development and maintenance of the internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security, as well as timely development of complementary products, for providing reliable internet access and services. The Internet has experienced, and is likely to continue to experience, significant growth in the number of users and amount of traffic. The internet infrastructure may be unable to support such demands. In addition, increasing numbers of users, increasing bandwidth requirements or problems caused by viruses, worms, malware and similar programs may harm the performance of the internet. The backbone computers of the internet have been the targets of such programs. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of internet usage generally as well as the level of usage of our services, which could adversely impact on our business.

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

General economic conditions, industry cycles, financial, business and other factors may affect our operations. If we cannot generate sufficient cash flow from operations in the future, we may, among other things, be required to take one or more of the following actions:

●	seek additional financing in the debt or equity markets;

●	refinance or restructure all or a portion of our indebtedness;

●	sell selected assets;

●	reduce or delay planned capital expenditures; or,

●	discontinue operations.

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

Proprietary trade secrets, copyrights, trademarks and unpatented know-how are also very important to our business. We will rely on a combination of patents, trade secrets, copyrights, trademarks, confidentiality agreements, and other contractual provisions and technical security measures to protect certain aspects of our intellectual property, especially where we do not believe that patent protection is appropriate or obtainable. We will require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also will require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business; however, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our employees, consultants, contractors and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Unauthorized parties may also attempt to copy or reverse-engineer certain aspects of the MediXall platform that we consider proprietary. As a result, third parties attempt to use our proprietary technology or information, and our ability to compete in the market would be adversely affected.

RISKS RELATED TO OUR COMMON STOCK

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

Our common stock is quoted on the OTCPK tier of the OTC Markets Group, Inc. (“OTC Markets”). Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty reselling any shares of our common stock.

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

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and,

●	general market conditions.

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

As a public reporting company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These requirements generate significant accounting, legal and financial compliance costs and make some activities more difficult, time-consuming or costly and may place significant strain on our personnel and resources. The Exchange Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required.

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

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, the ACA, which includes a variety of healthcare reform provisions and requirements that may become effective at varying times through 2022, substantially changes the way healthcare is financed by both governmental and private insurers and may significantly impact our industry. Further changes to the ACA and related healthcare regulation remain under consideration. In addition, current proposals to implement a single payer or “Medicare for all” system in the U.S., if adopted would likely have a material adverse effect on our business. The full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is unknown, and we are unable to predict accurately what effect the ACA or other healthcare reform measures that may be adopted in the future will have on our business.

The healthcare industry is rapidly evolving and the market for technology-enabled services that empower healthcare consumers is relatively immature and unproven. If we are not successful in promoting and improving the benefits of our platform, our growth may be limited, and our business may be adversely affected.

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

State and federal laws and regulations govern the collection, dissemination, access and use of personally identifiable information, including HIPAA and HITECH, which govern the treatment of protected health information, and the Gramm-Leach Bliley Act, which governs the treatment of nonpublic personal information. Privacy regulation has become a priority issue in many states, including California, which in 2018 enacted the California Consumer Privacy Act broadly regulating the sale of California residents’ personal information and providing California residents with various rights to access and delete data. In the provision of services to our customers, we and our third-party vendors may collect, access, use, maintain and transmit personally identifiable information in ways that are subject to many of these laws and regulations. Although we have implemented measures to comply with privacy laws, rules and regulations, we may experience data privacy incidents. Any unauthorized disclosure of personally identifiable information experienced by us, or our third-party vendors could result in substantial financial and reputational harm, including possible criminal and civil penalties. In many cases, we are subject to HIPAA and other privacy regulations because we are a business associate providing services to covered entities; as a result, the covered entities direct HIPAA compliance matters in the event of a security breach, which complicates our ability to address harm caused by the breach. Additionally, we may be required to report breaches to partners, regulators, state attorney generals, and impacted individuals depending on the severity of the breach, our role, legal requirements and contractual obligations. Continued compliance with current and potential new privacy laws, rules and regulations and meeting consumer expectations with respect to the control of personal data in a rapidly changing technology environment could result in higher compliance and technology costs for us.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

We do not own any real property. We leased office space at 2929 East Commercial Blvd., Suite Ph-D, Fort Lauderdale, Florida 33308, pursuant to the terms of a commercial office lease. We paid $6,565 per month pursuant to this commercial office lease. As of June 14, 2023 the Company relocated and now has a short-term lease with Regus at 2598 E, Sunrise Blvd, Suite 2104, Fort Lauderdale Florida 33304 for which we pay $931 per month. This lease which runs through June 30, 2024 allows the Company to expand facilities in the future as needed.

ITEM 3. LEGAL PROCEEDINGS.

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's consolidated financial statements. There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or which our business or intellectual property is the subject. In addition, none of our officers, directors, affiliates or 5% stockholders (or any associates thereof) is a party adverse to us, or has a material interest adverse to us, in any material proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTCPK under the symbol “MDXL”. Trading in OTCPK stocks can be volatile, sporadic and risky, as thinly traded stocks tend to move more rapidly in price than more liquid securities. Such trading may also depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

Holders

As of August 2, 2023, 130,487,491 shares of common stock are issued and outstanding held by approximately 923 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2022, we entered into the following securities transactions;

●	We received proceeds of $780,500 net of offering costs of $0 pursuant to a Private Placement Memorandum and for which 1,951,250 shares of restricted common stock were issued.

●	We issued 8,811,015 shares of restricted common stock for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $1,964,864.

During the year ended December 31, 2021, we entered into the following securities transactions;

●	We received proceeds of $1,845,791 net of offering costs of $0 pursuant to a Private Placement Memorandum and for which 6,515,340 shares of restricted common stock were issued.

●	We received proceeds of $2,269,975 net of offering costs of $0 pursuant to a Private Placement Memorandum and for which 2,270,000 shares of restricted series B preferred stock were issued.

●	We issued 5,451,125 shares of restricted common stock for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $1,362,782.

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

Overview

MediXall Group, Inc. (OTCPK:MDXL) is an innovation-driven technology company purposefully designed and structured around delivering products and services to help consumers learn, decide, and pay for healthcare in ways that complement relationships with trusted doctors. The mission of MediXall Group is to revolutionize the medical industry--improve communication, provide better technology and support services, and provide more efficient, cost-effective healthcare for the consumer.

Going Concern

We have incurred net losses of $32.6 million since inception through December 31, 2022. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

Revenue

We generated $59,268 in revenues from the operations of the Health Karma Platform during 2022 and $14,995 during 2021. During 2021, the Company generated $165,719 from the forgiveness of the Paycheck Protection loans.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2022 and 2021 follows:

	Years Ended
	December 31,		Increase/
	2022	2021	(Decrease)
Operating expense
Professional fees	$1,758,005	$1,277,975	$480,030
Professional fees – related party	242,600	496,038	(253,438)
Management fees – related party	720,000	840,000	(120,000)
Personnel related expenses	3,198,226	3,066,406	131,820
Other selling, general, and administrative	641,929	717,369	(75,440)
Credit for uncollectible prepaid expense - related party	(180,513)	(16,500)	(164,013)
Interest expense	271,117	—	271,117
Impairment of intellectual property	238,319	—	238,319
Total operating expense	$6,889,683	$6,381,288	$508,395

Operating expenses increased $508,395 or 7.97% to $6,889,683 in 2022 compared to $6,381,288 in 2021. The increase in total operating expenses is primarily due to:

1.	The increase in professional fees of $480,030 primarily resulted from more shares of stock issued for consulting services for the year end December 31, 2022 compared to December 31, 2021.
2.	The decrease in Professional fees – related party by $253,438 due to the decrease in fees charged by R3 Accounting, LLC as the Company is doing more of the work internally
3.	The decrease in management fees - related party of $120,000 is due to the termination of the TBG agreement in the fourth quarter of 2022. These services were absorbed by the existing management.
4.	The increase in personnel related expenses of $131,820 is due to more personnel needed for business operations and issuing shares of restricted common stock for employee services during the year ended December, 2022, in excess of that issued in the same period of 2021.
5.	The $75,440 decrease in other selling, general, and administrative is due to a decrease in business development and marketing expenses during the year ended December 31, 2022.
6.	The $271,117 increase in interest expense is due to senior convertible debentures which were issued during the year ended December 31, 2022 and no such issuance during 2021.

Liquidity and Capital Resources

We have an accumulated deficit of $32,612,805 at December 31, 2022. As of December 31, 2022, we had working capital of $(4,330,422). Additionally, due to the “start-up” nature of our business, we expect to incur losses as we continue development of our business plan.

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

Net cash used in operating activities was $3,561,083 for the year ended December 31, 2022, compared to $4,685,270 for the year ended December 31, 2021.

Net cash used in investing activities was $1,379 for the year ended December 31, 2022, compared to $12,840 used in investing activities for the year ended December 31, 2021.

Net cash provided by financing activities was $3,502,460 during the year ended December 31, 2022 compared to $4,115,766 for the year ended December 31, 2021.

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

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting year.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate could change in the near term due to one or more future non-conforming events. Accordingly, the actual results could differ significantly from estimates.

A material estimate that is particularly susceptible to significant change in the near-term relate to the determination of the impairment of website and development cost and intellectual property. The Company uses various assumptions and actuarial data it believes to be reasonable under the circumstances to make this estimate. Although considerable variability is likely to be inherent in this estimate, management believes that the amount provided is reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustment is reflected in current operations.

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

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses and accounts payable and accrued expenses – related party, approximates its fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Senior Convertible Debentures: The fair value of the debentures is estimated using a discounted cash flow analysis based on the current rate of similar debt. The estimated fair value of the debentures is $2,473,728 as of December 31, 2022, and was determined using level 3 inputs.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of December 31, 2022. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed there was no write-down of long-lived assets required during 2022 and 2021, excess intellectual property acquired. There can be no assurances that future impairment tests will not result in further charge to operations.

Website and Development Costs

Internal and external costs incurred to develop the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. During the years ended December 31, 2022 and 2021, the Company’s costs related to the development of the Health Karma website platform had met the capitalization requirements. The Company engaged an appraiser to perform an impairment analysis of the capitalized website and development costs as of December 31, 2022 and 2021. The impairment analysis was performed based upon a cost approach, specifically the cost to recreate or reproduce the asset using actual historical cost incurred, adjusted by consumer price index and taxes. The analysis resulted in no impairment loss for the years ended December 31, 2022 and 2021, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of our Company as of December 31, 2022 and 2021 and for the years then ended are set forth in the Form 10-K beginning at page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures (as defined in Exchange Act Rule 15d-15(e)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the SEC's rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Interim Chief Executive Officer and Principal Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon that evaluation, our Interim Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2022, based on the following deficiencies:

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2022.

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

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the SEC to provide only management's report in this annual report.

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

Name	Age	Position(s) and Office(s) Held
Travis Jackson	53	Chief Executive Officer, Treasurer, Director
Noel Guillama	62	Director, Principal Financial Officer
John Marino	51	Chairman of the Board of Directors

Set forth below is a brief description of the background and business experience of our directors and executive officers.

Travis Jackson. Mr. Jackson has served as our Chief Executive Officer since August 30, 2022 and member of our board of directors since June 14, 2022. Prior to this, Mr.Jackson served as Chief Executive Officer of our wholly owned subsidiary, Health Karma since August 16, 2021. Mr. Jackson brings a wealth of experience across virtually every dimension of healthcare. Previously, he served as VP of Strategy & Business Development for Beacon Health Options, the largest independently held behavioral health organization in the country. Beacon serves more than 40 million individuals across all 50 states, including nearly 3 million individuals under comprehensive risk-based behavioral programs. Mr. Jackson was responsible for sales, strategy and business development for the company in the Western US. Sales efforts directed towards commercial health insurance plans, state and county Medicaid plans and large TPA’s. While at Beacon, the Company was acquired by Anthem in 2020 and resided as a wholly owned subsidiary in Anthem’s Diversified Business Group.

Prior to Beacon, Mr. Jackson was Executive VP of Sales for Linkwell Health, where he was responsible for national sales and marketing activities for the company, with these efforts directed towards health insurance plans, hospital systems and health services companies. Mr. Jackson also has had success in his career building new businesses. He was a founder of Ascendant Behavioral Health, a series of outpatient behavioral health clinics. Mr. Jackson was responsible for clinic set up including locations, billing, hiring and staffing, IT set up and clinic processes.

Prior to that, Mr. Jackson was Founding Partner & Executive Vice President of Sales of MY ePHT, where he created a multimillion-dollar company from an initial idea, through fundraising, production, active sales and service and renewal phases. During his time, he participated in the Executive Leadership Board of the company creating, reviewing and approving all strategy and operations, and was one of the key decision makers in the sale of the company. At time of sale, MY ePHT had achieved 22.7 million paid members.

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

John Marino. Mr. Marino has served as the Chairman of the Board of Directors since September 2022. Mr. Marino's previous experience includes serving as the Director of Real Estate and Legislative Affairs at Patriot Rail Corp., a company based in Boca Raton, Florida that operates short line and regional railroads in the United States. During his time at Patriot Rail Corp., Mr. Marino was responsible for managing and developing railroad real estate, including industrial development, as well as managing all easements and encroachments related to rights-of-way. Prior to joining Patriot Rail Corp., Mr. Marino served as the President of Transportation Management Services, Inc. (TMS). He holds a Bachelor of Science in International Business from American University in Washington D.C.

Legal Proceedings

None of our directors or officers are involved in any legal proceedings as described in Regulation S-K (§229.401(f)).

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

Mr. Guillama is considered an “audit committee financial expert” within the meaning of Item 407(d) of Regulation S-K. Because Mr. Guillama is an officer, director and significant stockholder of the Company, he is not independent of management. In general, an “audit committee financial expert” is an individual member of the audit committee or board of directors who:

●	understands generally accepted accounting principles and financial statements;
●	is able to assess the general application of such principles in connection with accounting for estimates, accruals and reserves;
●	has experience preparing, auditing, analyzing or evaluating financial statements comparable to the breadth and complexity to our financial statements;
●	understands internal controls over financial reporting; and,
●	understands audit committee functions.

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

Director independence

We have three directors, one of which (Mr. Marino) is independent.

Director qualifications

Travis Jackson – Mr. Jackson brings a wealth of experience across multiple dimensions of healthcare. Throughout his numerous roles, Mr. Jackson has been responsible for national sales directed toward health insurance plans, providing access to state and county Medicaid plans, and even setting up outpatient behavioral health clinics. Mr. Jackson also has had success in his career building new businesses. He was a founder of both Ascendant Behavioral Health and Highland Springs Specialty Clinics, a series of outpatient behavioral health clinics. In addition, Mr. Jackson was a founder in a healthcare technology startup where he created a multimillion-dollar company from an initial idea, through fundraising, production, active sales and service and renewal phases. Accordingly, the Board determined that Mr. Jackson is qualified to serve as a member of our board of directors.

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

John Marino – Mr. Marino is a seasoned executive of public and private companies, bringing significant experience driving revenue growth, operating efficiently at scale in highly regulated industries, and delivering value to shareholders Accordingly, the Board determined that Mr. Marino is qualified to serve as a member of our board of directors.

In addition to the each of the individual skills and background described above, the board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and on the development and execution of our strategy.

Director Compensation

We did not compensate our directors for their services on the Board during 2022 and 2021.

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

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation recorded by us in the past two years for our principal executive officer and principal financial officer and each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2022.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Neil Swartz	2022	—	—	—	—	—	$360,000	$360,000
Former Interim Chief Executive Officer (1)	2021	—	—	—	—	—	$420,000	$420,000
Timothy S Hart	2022	—	—	—	—	—	$602,600	$602,600
Former Chief Financial Officer (2)	2021	—	—	—	—	—	$640,538	$640,538

———————

(1)	There is no employment agreement between Mr. Swartz and the Company. Mr. Swartz did not earn any compensation as an individual. However, Mr. Swartz is 50% owner of TBG Holdings, Corp. During 2022 and 2021, the Company recognized $720,000 and $840,000, respectively, as related party management fees. As such, we have included 50% of the recognized expense in the table above.

(2)	There is no employment agreement between Mr. Hart and the Company. Mr. Hart did not earn any compensation as an individual, however, Mr. Hart is 50% owner of TBG Holdings Corp. During 2022 and 2021, the Company recognized $720,000 and $840,000, respectively, as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above. Additionally, Mr. Hart provides services to the Company through a company he owns, R3 Accounting. During 2022 and 2021, the Company recognized expense related to R3 Accounting services of $242,600 and $220,538, respectively.

Outstanding Equity Awards at Fiscal Year-End Table

The Company had no outstanding equity awards as of December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2022 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director and Named Executive Officer; and (iii) all executive officers and directors as a group:

	Title of Class
	Series A Convertible Preferred Stock			Common Stock
Name and Address of Beneficial Owner (1)	Number of shares Beneficially Owned (2)	Common Stock Equivalents	% of Class (2)	Number of Shares Beneficially Owned (2)	% of Class (2)
Directors and Named Executive Officers
Timothy S. Hart(3)	88,298	8,300,000	33.3%	10,920,519	9.85%
Neil Swartz (4)	88,298	8,300,000	33.3%	10,920,519	9.85%
Noel Guillama (5)	88,298	8,300,000	33.3%	7,500,000	6.77%
All current directors and officers as a group (3 persons)	264,894	24,900,000	100%	29,341,038	26.47%

5% shareholders
TBG Holdings Corp.	—	—	—	9,978,019	9.00%
Timothy S. Hart(3)	88,298	8,300,000	33.3%	9,978,019	9.00%
Neil Swartz (4)	88,298	8,300,000	33.3%	9,978,019	9.00%
The Quantum Group, Inc.(5)	—	—	—	6,500,000	5.86%
Guillama 2, Inc. (5)	88,298	8,300,000	33.3%	1,000,000	0.90%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock and except as indicated the address of each beneficial owner is 2929 East Commercial Boulevard, PH-D, Fort Lauderdale, FL 33308.

(2)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 122,182,860 shares of common stock issued and outstanding as of December 31, 2022. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)	Represents (a) 8,300,000 shares of common stock issuable upon conversion of 88,298 shares of Series A Convertible Preferred Stock; and (b) 9,978,019 shares of common stock held by TBG Holdings Corp., of which Mr. Hart is a principal and in such capacity, Mr. Hart may be deemed to have beneficial ownership of these shares. Mr. Hart is no longer a principal or director as of September 15, 2022.

(4)	Represents (a) 8,300,000 shares of common stock issuable upon conversion of 88,298 shares of Series A Convertible Preferred Stock; and (b) 9,978,019 shares of common stock held by TBG Holdings Corp., of which Mr. Swartz is a principal and in such capacity, Mr. Swartz may be deemed to have beneficial ownership of these shares. As of June 15, 2022, Mr. Swartz has no longer been a principal or director.

(5)	Represents (a) 8,300,000 shares of common stock issuable upon conversion of 88,298 shares of Series A Convertible Preferred Stock; (b) 6,500,000 shares of common stock held by The Quantum Group, Inc., which is controlled by Mr. Guillama; and (c) 1,000,000 shares of common stock held by Guillama 2, Inc., which is owned by Mr. Guillama. Mr. Guillama may be deemed to have beneficial ownership of the shares held by The Quantum Group, Inc, and Guillama 2, Inc.

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

The following are related party transactions for the fiscal years ended December 31, 2022 and 2021:

Pursuant to an agreement dated June 2013 and amended in July 2021, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s former Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s former Chief Financial Officer and director, and a significant stockholder of the Company. Effective on June 14, 2022, Neil Swartz voluntarily resigned as CEO of MediXall Group, Inc. and the Company appointed Noel J. Guillama-Alvarez as his successor. On August 30, 2022, Noel J. Guillama- Alvarez voluntarily resigned as CEO and the Company appointed Travis Jackson as his successor. On September 15, 2022, Timothy Hart voluntarily resigned as CFO of Medixall Group, Inc. and the Company appointed Noel J. Guillama-Alvarez as his successor.

Under this agreement, the Company paid TBG a monthly fee of $40,000. In April 2021, we entered into an additional agreement with TBG to provide management services specifically to our Health Karma subsidiary. Under this new agreement, the Company paid TBG an additional monthly fee of $40,000. During the years ended December 31, 2022 and 2021, the Company expensed $720,000 and $840,000, respectively, of related party management fees related to these agreements. These agreements have been terminated effective September 30, 2022.

 R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the years ended December 31, 2022 and 2021, the Company expensed $242,600 and $220,538, respectively, related to R3 services.

The Company received short term cash advances during 2021 from Turnkey. There were no advances received during 2022. The advances are due on demand, unsecured, and do not bear any interest.

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At December 31, 2022	At December 31, 2021
TBG – agreements have been terminated effective September 30, 2022	$—	$276,043
Turnkey	(547,650)	(549,150)
R3	(62,640)	(18,052)
	$(610,290)	$(291,159)

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Hacker, Johnson & Smith, P.A. (“HJS”) currently serves as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal years ended December 31, 2022 and 2021. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to HJS, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

	2022	2021
Audit Fees	$68,000	$57,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$68,000	$57,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2022 and 2021 were pre-approved by the entire board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm;
●	Consolidated Balance Sheets as of December 31, 2022 and 2021;
●	Consolidated Statements of Operations for the years ended December 31, 2022 and 2021;
●	Consolidated Statements of Changes in Stockholders’ Deficit For the Years Ended December 31, 2022 and 2021;
●	Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021; and,
●	Notes to Consolidated Financial Statements.

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

MediXall Group, Inc.

Dated: August 9, 2023	By:	/s/ Travis Jackson
Travis Jackson
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Noel Guillama	Principal Financial Officer and Director (principal financial and accounting officer)	August 9, 2023
Noel Guillama

/s/ Travis Jackson	Chief Executive Officer (principal executive officer)	August 9, 2023
Travis Jackson

/s/ John Marino	Chairman	August 9, 2023
John Marino

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

MediXall Group, Inc.

Fort Lauderdale, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MediXall Group, Inc. and Subsidiaries (the "Company"), as of December 31, 2022 and 2021 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

To the Shareholders and the Board of Directors

MediXall Group, Inc.

Page Two

Emphasis of Matter – Significant Related Party Transactions

As discussed in Note 7 to the consolidated financial statements, the Company engages in significant related party transactions with entities which the Company’s former Interim Chief Executive Officer and the Company’s former Chief Financial Officer have significant management responsibilities and controlling equity ownership. Our opinion is not modified with respect to this matter.

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

Evaluating Website and Development Costs for Impairment

The Company’s website and development costs (W&DC’s) amounted to $412,582 as of December 31, 2022. As discussed in Note 4 to the consolidated financial statements, these costs were incurred during the application and development stage of the project. W&DC’s are reviewed annually for impairment, or more frequently if indicators of impairment exist. The Company performed an impairment test for the W&DC’s and concluded that there was no impairment as of December 31, 2022. The evaluation of impairment involves comparing the current fair value of W&DC’s to its carrying value. Management uses the assistance of an independent specialist to determine the estimated fair value of W&DC’s. Fair value is estimated using a cost-based approach model, specifically the cost to recreate or reproduce the asset using actual historical cost incurred. The model contains several quantitative adjustments. The determination of fair value using this technique requires the use of significant inputs, estimates and assumptions.

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

Fort Lauderdale, Florida

August 9, 2023

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2022	2021

ASSETS
CURRENT ASSETS:
Cash	$3,416	$63,418
Prepaid expenses - related party	—	276,043
Other assets	8,083	3,484
Total current assets	11,499	342,945

Furniture and equipment, net	21,755	23,376
Right-of-use-operating lease asset	260,177	313,856
Website and development costs	412,582	451,404
Intellectual property	156,000	—
Total assets	$862,013	$1,131,581

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,100,147	$588,870
Accounts payable and accrued expenses - related party	610,290	567,202
Operating lease liability	75,691	69,258
Senior Convertible Debentures, net of discount of 166,167	2,555,793	—

Total current liabilities	4,341,921	1,225,330

Operating lease liability, net of current portion	189,457	246,373

Total liabilities	4,531,378	1,471,703

Contingencies (Notes 3 and 9)	—	—

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	265	265
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized; 3,909,360 issued and outstanding	3,909	3,909
Common Stock, $0.001 par value 750,000,000 shares authorized; 122,182,860 and 110,864,595 shares issued and outstanding	122,182	110,864
Additional paid-in capital	28,817,084	25,327,230
Accumulated deficit	(32,612,805)	(25,782,390)

Total stockholders' deficit	(3,669,365)	(340,122)

Total liabilities and stockholders' equity	$862,013	$1,131,581

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2022	2021
Revenue:
Provider subscriptions	$59,268	$14,995
Gain from forgiveness of note payable	—	165,719
Total Revenue	59,268	180,714

Operating Expenses
Professional fees	1,758,005	1,277,975
Professional fees - related party	242,600	496,038
Management fees - related party	720,000	840,000
Personnel related expenses	3,198,226	3,066,406
Other selling, general and administrative	641,929	717,369
Credit for uncollectible prepaid expense - related party	(180,513)	(16,500)
Interest expense	271,117	—
Impairment of intellectual property	238,319	—
Total Operating Expenses	6,889,683	6,381,288
Loss before income taxes	(6,830,415)	(6,200,574)
Income taxes	—	—
Net loss	(6,830,415)	(6,200,574)

Less preferred stock dividends	313,405	249,424

Net loss to common stockholders	$(7,143,820)	$(6,449,998)

Net loss per common share - basic and diluted	$(0.06)	$(0.06)

Weighted average number of common stock outstanding during the years - basic and diluted	116,663,347	104,203,954

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

Years Ended December 31, 2022 and 2021

	Series A Voting		Series B Voting
	Preferred Stock		Preferred Stock		Common Stock		Additional		Total
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)

Balance, December 31, 2020	264,894	$265	1,639,360	$1,639	98,898,130	$98,898	$19,862,918	$(19,581,816)	$381,904

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs	—	—	—	—	6,515,340	6,515	1,839,276	—	1,845,791
Proceeds received from sale of Preferred Stock, net of $0 offering costs	—	—	2,270,000	2,270	—	—	2,267,705	—	2,269,975
Common stock issued for services					5,451,125	5,451	1,357,331		1,362,782
Net loss	—	—	—	—	—	—	—	(6,200,574)	(6,200,574)
Balance, December 31, 2021	264,894	265	3,909,360	3,909	110,864,595	110,864	25,327,230	(25,782,390)	(340,122)

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs	—	—	—	—	1,951,250	1,951	778,549	—	780,500
Common stock issued for services	—	—	—	—	8,811,015	8,811	1,956,053	—	1,964,864
Common stock issued in exchange for right-to-use intelectual property	—	—	—	—	1,100,000	1,100	473,900	—	475,000
Fair value of Warrents issued with Convertible Debentures	—	—	—	—	—	—	280,808	—	280,808
Retirement of common stock					(544,000)	(544)	544	—	—
Net loss	—	—	—	—	—	—	—	(6,830,415)	(6,830,415)
Balance, December 31, 2022	264,894	265	3,909,360	3,909	122,182,860	122,182	28,817,084	(32,612,805)	(3,669,365)

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,830,415)	$(6,200,574)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,000	4,000
Common stock issued as compensation for services	1,964,864	1,362,782
Amortization of discount of warrants issued with Convertible Debentures	114,641	—
Amortization of website development costs	38,822	—
Amortization of intellectual property	32,716	—
Impairment of intellectual property	238,319	—
Gain from forgiveness of note payable	—	(165,719)
Changes in operating assets and liabilities:
Other assets	2,565	4,516
Prepaid expenses- related party	276,043	203,957
Accounts payable and accrued expenses	552,078	17,465
Accounts payable and accrued expenses - related party	43,088	89,971
Amortization of right-of-use operating lease asset	53,679	73,231
Operating lease liability	(50,483)	(74,899)
Net cash (used in) operating activities	(3,561,083)	(4,685,270)

CASH FLOWS FROM INVESTING ACTIVITIES:
Website development costs	—	(12,000)
Purchase of furniture and equipment	(1,379)	(840)
Net cash used in investing activities	(1,379)	(12,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	780,500	1,845,791
Proceeds from the sale of preferred stock	—	2,269,975
Proceeds from issuance of convertible debentures	2,721,960	—
Net cash provided by financing activities	3,502,460	4,115,766

Net decrease in cash	(60,002)	(582,344)
Cash at beginning of year	63,418	645,762

Cash at end of year	$3,416	$63,418

Supplemental disclosures of non-cash information
Issuance of Common Stock in exchange for the Right-to-Use Intellectual Property	$475,000	$—
Cash paid during the year for interest	$—	$—
Asset acquired and liabilities assumed in connection with asset acquisition, net	$47,965	$—
Discount issued with Convertible Debentures	$280,808	$—
Decrease in note payable resulting from gain on forgiveness of note payable	$—	$(165,719)
Right-of-use lease assets obtained in exchange for operating lease liabilities	$—	$343,330

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 1 – Organization and Nature of Operations

MediXall Group, Inc. (the "Company “or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. The Company had various name changes since, to reflect changes in the Company’s operating strategies.

MediXall Group, Inc. (OTCPK:MDXL) is an innovation-driven technology company purposefully designed and structured around delivering products and services to help consumers learn, decide, and pay for healthcare in ways that complement relationships with trusted doctors. The mission of MediXall Group is to revolutionize the medical industry--improve communication, provide better technology and support services, and provide more efficient, cost-effective healthcare for the consumer. The Company generated minimal revenue in 2022 and 2021 as its online healthcare platform is still in the application and development stage. Further discussion on our operations, mission, and initiatives can be found in the Management’s Discussion and Analysis section of this report.

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

Note 2 – Asset Acquisition

On January 17, 2022, the Company entered in agreement to acquire the right to use the intellectual property of 24 Hr Virtual Clinic, LLC (“Virtual Clinic”). In connection with the transaction, the Company issued 500,000 shares of common stock of MediXall. Pursuant to the agreement, the Company had the right to purchase these intellectual properties and buyout the existing members of the Virtual Clinic for additional shares of MediXall common stock. On December 29, 2022, the Company acquired 100% of Virtual Clinic Intellectual Properties and bought out the existing members of the Virtual Clinic. In connection with this transaction, the Company issued an additional 600,000 shares of common stock of MediXall.

In accordance with Accounting Standards Codification (“ASC”) 805, the value of the stock issued was measured based on the value of the Company’s common stock, which was considered to be the more clearly determinable measure of fair value. The fair values of these transactions were determined to be $235,000 and $240,000, respectively. In connection with the acquisition, the Company also acquired Virtual Clinic’s net assets with a fair value of $47,965. The value of intellectual property represented approximately 95% of the net assets, and as such, management determined the transaction to be an asset acquisition. At December 31, 2022 the Company performed an impairment analysis and noted that fair value of intellectual property was $156,000 which resulted in an impairment of $238,319.

Note 3 – Going Concern

The Company had an accumulated deficit of $32,612,805 at December 31, 2022, and does not have sufficient operating cash flows. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to December 31, 2022, the Company issued $684,833 of convertible debentures, under the same terms as those described in Note 8.

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

Note 4 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounting and reporting practices of the Company conform to GAAP. The following summarizes the more significant of these policies and practices.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Reclassifications

Certain amounts in these consolidated financial statements have been reclassified to allow for consistent presentation for the years presented.

Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K and determined that no events require disclosure in these consolidated financial statements, except as noted in the following. During 2023, Company’s former chief financial officer and director converted 88,298 shares of Series A Convertible Preferred Stock into 8,300,000 shares of common stock.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the impairment of website and development cost and impairment of intellectual property. The Company uses various assumptions and actual cost data it believes to be reasonable under the circumstances to make this estimate. Although considerable variability is likely to be inherent in this estimate, management believes that the amount provided is reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustments are reflected in operations.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Level 1. Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities that an entity has the ability to access. The Company has no assets or liabilities valued with Level 1 inputs.

Level 2. Valuations based on quoted prices for similar assets or liabilities, quoted prices for identical assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. The Company has no assets or liabilities valued with Level 2 inputs.

Level 3. Valuations based on inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. The Company’s impairment of website and development costs and intellectual property rights are the only assets or liabilities valued with Level 3 inputs.

Fair Value of Financial Instruments

The carrying value of cash, accounts payable and accrued expenses, and accounts payable and accrued expenses – related party and senior convertible debentures approximates their fair value because of the short-term nature of these instruments and their liquidity. Management is of the opinion that the Company is not exposed to significant interest or credit risks arising from these financial instruments.

Senior Convertible Debentures: The fair value of the debentures is estimated using a discounted cash flow analysis based on the current rate of similar debt. The estimated fair value of the debentures is $2,473,728 as of December 31, 2022, and was determined using level 3 inputs.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of December 31, 2022. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Warrants issued with the Convertible Debt are accounted for under the fair value and relative fair value method. The warrant is first analyzed per its terms as to whether it has derivative features or not. The warrant was determined to not have derivative features and was recorded into equity at its fair value using the Black Scholes option model, however, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the Convertible Debt. The warrants relative fair values is recorded as a discount to the Convertible Debt and as additional paid-in-capital. Discount on the Convertible Debt is amortized to interest expense over the life of the debt.

Share Based Payment Arrangements

The Company applies the fair value method in accounting for its stock-based compensation. These standard states that compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. The Company values the stock-based compensation at the market price for the Company's stock as of the date of issuance.

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted average number of shares that were outstanding during the years, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted LPS is based on the number of basic weighted-average shares outstanding. The computation of diluted LPS does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on LPS. Therefore, when calculating LPS, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is antidilutive due to net loss for the years.

Following is the computation of basic and diluted LPS:

	Years Ended
	December 31,
	2022	2021
Basic and Diluted LPS Computation
Numerator:
Net loss	(6,830,415)	(6,200,574)
Series B preferred stock dividends	313,405	249,424
Loss available to common stockholders	$(7,143,820)	$(6,449,998)

Denominator:
Weighted average number of common shares outstanding	116,663,347	104,203,954

Basic and diluted LPS	$(0.06)	$(0.06)

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

Series A Preferred stock (convertible)	24,900,000	24,900,000
Series B Preferred stock (convertible)	15,637,440	15,637,440
Senior Convertible Debentures and Warrants	2,980,300	—

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if the forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed there was no write-down of long-lived assets required during 2022 and 2021, except intellectual property acquired. There can be no assurances that future impairment tests will not result in charges to operations.

Website and Development Costs

Internal and external costs incurred to develop the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. During the years ended December 31, 2022 and 2021, the Company’s costs related to the development of the Health Karma website platform had met the capitalization requirements. The Company engaged an appraiser to perform an impairment analysis of the capitalized website and development costs as of December 31, 2022 and 2021. The impairment analysis was performed based upon a cost approach, specifically the cost to recreate or reproduce the asset using actual historical cost incurred, adjusted by consumer price index and taxes. The analysis did not result in any impairment loss for 2022 and 2021.

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

Note 5 - Right-to-use Intellectual Property

Right-to-use Intellectual Property consists of the following:

Balances, December 31, 2022
Gross	$427,035
Impairment	$(238,319)
Accumulated amortization	(32,716)
Net carrying amount	$156,000

Estimated amortization expense for the right-to-use intellectual property for each of the future years ending December 31, is as follows:

2023	$26,000
2024	26,000
2025	26,000
2026	26,000
2027	26,000
Thereafter	26,000
Total	$156,000

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. At December 31, 2022, cumulative unpaid dividends on the Series B Preferred Stock amounted to $604,951. No common stock has been issued as of December 31, 2022 in satisfaction of the preferred stock dividend.

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

Note 7 – Related Party Transactions

Pursuant to an agreement dated June 2013 and amended in July 2021, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s former Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s former Chief Financial Officer and director, and a significant stockholder of the Company. Effective on June 14, 2022, Neil Swartz voluntarily resigned as CEO of MediXall Group, Inc. and the Company appointed Travis Jackson as his successor. On September 15, 2022, Timothy Hart voluntarily resigned as CFO of Medixall Group, Inc. and the Company appointment Noel J. Guillama Alvarez as his successor.

Under this agreement, the Company paid TBG a monthly fee of $40,000. In April 2021, we entered into an additional agreement with TBG to provide management services specifically to our Health Karma subsidiary. Under this new agreement, the Company paid TBG an additional monthly fee of $40,000. During the years ended December 31, 2022 and 2021, the Company expensed $720,000 and $840,000, respectively, of related party management fees related to these agreements. These agreements have been terminated effective September 30, 2022.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

 R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax and bookkeeping services to the Company. During the years ended December 31, 2022 and 2021, the Company expensed $242,600 and $220,538, respectively, related to R3 services.

The Company received short term cash advances during 2021 from Turnkey. There were no advances received during 2022. The advances are due on demand, unsecured, and do not bear any interest.

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

Related Party	At December 31, 2022	At December 31, 2021
TBG – agreements have been terminated effective September 30, 2022	$—	$276,043
Turnkey	(547,650)	(549,150)
R3	(62,640)	(18,052)
	$(610,290)	$(291,159)

Note 8 – Senior Convertible Debentures and Warrants

In March 2022, the Company entered into a securities purchase agreement in which the Company’s maximum offering amount is $5,000,000. For every $1,000 invested in the offering, the Investors will receive a Debenture with a face amount of $1,000 and Warrants to purchase 350 Common Shares at an exercise price that ranges from $0.75 to $1.50 per share expiring on April 30, 2027. Pursuant to this agreement, the Company has received proceeds from convertible debentures totaling $2,721,960. Debentures totaling $295,000 were issued without warrants. The interest rate is 8% and the maturity date is September 30, 2023. Interest is due quarterly on January 1, April 1, July 1 and October 1 of each year during which the debentures are outstanding. Interest is payable in shares of the Company’s common stock until December 1, 2022. Thereafter, the interest will be paid 50% in cash and 50% in the Company’s common stock. At December 31, 2022, total accrued interest payable of $156,476 was unpaid. The outstanding debentures are convertible into shares of common stock at a price range from $1.00 to $2.00 per share. The debentures and warrants may be converted at the option of the holder at any time after the issuance date until the debentures are paid off.

The Company’s common stock underlying the convertible debentures and warrants is subject to a registration rights agreement. The Company is required to use its reasonable best efforts to comply with the provisions of the registration rights agreement.

The Company issued warrants to acquire up to an aggregate 849,800 shares of the Company’s common stock at an exercise price ranging from $0.75 to $1.50 per share. Each Warrant is exercisable by the Investor beginning on the effective date through the fifth-year anniversary thereof.

The fair value of each warrant issued during the year ended December 31, 2022 was estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

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

The relative fair value of the warrants was 280,808 and was recorded as debt discount. During 2022, the Company amortized $114,641, of the debt discount to interest expense.

The following summarized the senior convertible debentures during the year ended December 31, 2022:

Senior Convertible Debentures at December 31, 2021	$—
Debentures issued	2,721,960
Relative fair value of warrants issued as discount	(280,808)
Accretion of warrants issued as discount	114,641
Senior Convertible Debentures at December 31, 2022	$2,555,793

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 9 –Legal Contingencies

Various legal claims arise from time to time in the normal course of business which, in the opinion of management, will not have a material effect on the Company's consolidated financial statements. There are no material pending legal proceedings, other than ordinary routine litigation incidental to our business, to which we are a party or which our business or intellectual property is the subject. In addition, none of our officers, directors, affiliates or 5% stockholders (or any associates thereof) is a party adverse to us, or has a material interest adverse to us, in any material proceeding.

Note 10 – Lease

The Company’s operating lease obligation is for the Company’s office facility. Our lease has a remaining lease term of approximately 3.33 years and does not offer an option to extend the lease. The components of lease expense and other lease information as of and during the years ended December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Operating Lease Expense Recognized	$86,343	$78,569
Cash paid for amounts included in measurement of lease liabilities	$81,567	$79,072

	At December 31, 2022	At December 31, 2021

Operating lease right-of-use asset	$260,177	$313,856
Operating lease liability	$265,148	$315,632
Weighted-average remaining lease term	3.33 years	3.58 years
Weighted-average discount rate	3.75%	3.75%

Future minimum lease payments under non-cancellable leases, reconciled to our discounted operating lease liability is as follows:

At
Year Ending	December 31,
December 31,	2022
2023	$86,317
2024	79,536
2025	68,803
2026	40,828
Total future minimum lease payments	275,484
Less imputed interest	(10,336)
Total operating lease liabilities	$265,148

Note 11 – Note Payable

During May 2020, the Company received a Paycheck Protection Program loan in the amount of $165,719. The Small Business Administration forgave the full amount of the loan in June 2021. Accordingly, the Company has derecognized the loan and recognized the revenue of $165,719 from loan forgiveness during 2021.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

Note 12 – Income Taxes

A reconciliation of differences between the effective income tax rates and the statutory federal rates is as follows:

	2022		2021
	Rate	Amount	Rate	Amount
Tax benefit at U.S. federal statutory rate	21%	$1,434,387	21%	$1,302,121
State taxes, net of federal benefit	5%	341,521	5%	310,029
Change in valuation allowance	(26)%	(1,775,908)	(26)%	(1,612,150)
	—	$—	—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2022 and 2021 consisted of the following:

	2022	2021
Net Operating Loss Carryforward	$6,101,137	$4,836,093
Share-based compensation	1,472,849	961,985
Valuation Allowance	(7,573,986)	(5,798,078)
Total Net Deferred Tax Assets	$—	$—

As of December 31, 2022, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $27.6 million. These carryforwards will begin to expire in 2033. During the years ended December 31, 2022 and 2021, the Company assessed its earnings history and trend over the past year and its estimate of future earnings and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future. The Company is no longer subject to examination by taxing authorities for the years before 2019.

Note 13 – Stock-Based Compensation

During 2022 and 2021, the Company issued common stock as compensation for services rendered by employees, advisors and independent contractors. All stock issuances are subject to approval of the Company’s board of directors. The Company values stock-based compensation expense at fair value of the Company’s stock at date of issuance. The following summarizes stock-based compensation:

Issued to	Number of Shares	Expense Recorded during the year ended December 31, 2022

Employees	1,106,369	$442,948
Advisors and Independent Contractors	7,704,646	1,521,916
	8,811,015	$1,964,864

Issued to	Number of Shares	Expense Recorded during the year ended December 31, 2021

Employees	2,640,625	$660,156
Advisors and Independent Contractors	2,810,500	702,626
	5,451,125	$1,362,782

The compensation expense to advisors and independent contractors is included in professional fees in the accompanying consolidated statements of operations. The compensation expense to employees is included in personnel related expenses in the accompanying consolidated statements of operations.

In November of 2022 the Company entered into an agreement with an investment banking company to provide financial advisory and investment banking services. The agreement has a term of 12 months, and the Company has issued 4,679,821 shares of Company’s common stock as compensation for these services. The shares issued in connection with the agreement were valued based on the fair value of the Company's common stock at the date of grant. The company will recognize this compensation of $1,871,928 on a straight-line basis over the term of the agreement. During the year ended December 31, 2022, the Company has recorded a stock-based compensation expense of $311,988 related to these services which is included within professional fees in the accompanying consolidated statement of operations. The unrecognized compensation of $1,559,940 will be recognized during 2023.

