Form 10-Q
period 2023-03-31
MediXall Group, Inc.
filed 2024-05-14
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-194337

MediXall Group, Inc.

(Exact name of registrant as specified in its charter)

Nevada	33-0864127
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 N 4th Street Leesburg, Florida	34748
(Address of principal executive offices)	(Zip Code)

800-381-1787

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

As of May 7, 2024, the issuer had 159,755,335 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$2,289	$3,416
Other Assets	3,484	8,083
Total current assets	5,773	11,499

Furniture and equipment, net	17,295	21,755
Rights-to-use intellectual property	149,500	156,000
Right-of-use-operating lease asset	115,624	260,177
Website and development costs	329,990	412,582
Total assets	618,182	862,013

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,313,778	$1,100,147
Accounts payable and accrued expenses - related party	610,290	610,290
Operating lease liability	119,691	75,691
Senior Convertible Debentures, net of discount of $155,856 and $166,167	2,946,925	2,555,793
Total current liabilities	4,990,684	4,341,921

Operating lease liability, net of current portion	—	189,457

Total liabilities	4,990,684	4,531,378

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 264,894 issued and outstanding	$265	$265
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized 3,909,360 issued and outstanding	3,909	3,909
Common Stock, $0.001 par value 750,000,000 shares authorized; 122,187,491 and 122,182,860 shares issued and outstanding	122,187	122,182
Additional paid-in capital	29,335,437	28,817,084
Accumulated deficit	(33,834,300)	(32,612,805)
Total stockholders' deficit	(4,372,502)	(3,669,365)

Total liabilities and stockholders' deficit	618,182	862,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenue	$77,866	$7,907

Cost of Services	89,401	—
Gross Margin	(11,535)	7,907

Operating Expenses
Professional fees	566,357	328,657
Professional fees - related party	—	120,000
Management fees - related party	—	240,000
Personnel related expenses	275,379	1,529,954
Other selling, general and administrative	266,333	199,398
Interest Expense	101,891	—
Total Operating Expenses	1,209,960	2,418,009

Loss before income taxes	(1,221,495)	(2,410,102)

Income taxes	—	—

Net loss	(1,221,495)	(2,410,102)

Less preferred stock dividends	77,278	72,840

Net loss available to common shareholders	$(1,298,773)	$(2,482,942)

Net loss per common share
Basic	$(0.01)	$(0.02)
Diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding during the periods
Basic and Diluted	122,187,491	114,625,809

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	Series A Voting Preferred Stock		Series B Voting Preferred Stock		Common Stock
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	264,894	$265	3,909,360	$3,909	110,864,595	$110,864	$25,327,230	$(25,782,390)	(340,122)

Proceeds received pursuant to Private Placement Memorandum, net of $0 offering costs (Unaudited)	—	—	—	—	1,800,000	1,800	718,200	—	720,000
Common stock issued for services (Unaudited)	—	—	—	—	2,737,325	2,737	1,092,192	—	1,094,929
Common stock issued in exchange for right-to-use intellectual property (Unaudited)	—	—	—	—	500,000	500	235,500	—	236,000
Fair value of Warrants issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	23,800	—	23,800
Net loss (Unaudited)	—	—	—	—	—	—	—	(2,410,102)	(2,410,102)
Balance, March 31, 2022 (Unaudited)	264,894	$265	3,909,360	$3,909	115,901,920	$115,901	$27,396,922	$(28,192,492)	(675,495)

Balance, December 31, 2022	264,894	$265	3,909,360	$3,909	122,182,860	$121,182	$28,817,084	(32,612,805)	(3,669,365)

Common stock expense for services (Unaudited)	—	—	—	—	—	—	467,980	—	467,980
Proceeds from sale of common stock (Unaudited)	—	—	—	—	4,631	5	1,848	—	1,853
Fair value of Warrants issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	48,525	—	48,525
Net Loss (Unaudited)	—	—	—	—	—	—	—	(1,221,495)	(1,221,495)
Balance, March 31, 2023 (Unaudited)	264,894	$265	3,909,360	$3,909	122,187,491	$122,187	$29,335,437	$(33,834,300)	$(4,372,502)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,221,495)	$(2,410,102)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	4,460	2,680
Common stock issued as compensation for services	467,980	1,094,929
Amortization of debenture discounts	58,836	680
Changes in operating assets and liabilities:
Other assets	4,599	(4,000)
Prepaid expenses- related party	—	159,630
Accounts payable and accrued expenses	213,631	(3,150)
Accounts payable and accrued expenses - related party	—	22,000
Amortization of right-of-use operating lease asset	144,553	17,893
Amortization of right-to-use intellectual property	6,500	8,429
Amortization of website and development	82,592	—
Repayment of operating lease liability	(145,457)	(16,827)
Net cash used in operating activities	(383,801)	(1,127,838)

CASH FLOWS FROM INVESTING ACTIVITY:
Website development costs	—	(1,680)
Net cash used in investing activities	—	(1,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	1,853	720,000
Proceeds from issuance of convertible debentures	380,821	450,000
Net cash provided by financing activities	382,674	1,170,000

Net increase (decrease) in cash	(1,127)	40,482

Cash at beginning of period	3,416	63,418

Cash at end of period	2,289	103,900

Supplemental disclosures of non-cash information
Issuance of Common Stock in exchange for the Right-to-Use Intellectual Property	—	236,000
Cash paid during the period for interest	0	0
Discount issued with Convertible Debentures	48,525	23,800

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

MediXall Group, Inc. (OTCQB:MDXL) is an innovation-driven solutions company purposefully designed and structured around delivering practical, value-based, customized solutions to individual members, employers, and organizations which will enhance their overall physical health, mental health, and well-being, increase productivity, and help control the cost of care of the individual, the employer, or membership-based organization. Our unique, customized, proactive solutions are available anytime, anywhere, through an AI-driven engagement platform delivering timely, quality care to individuals, employees, and members. Our operating subsidiary is Health Karma Inc. Our name merges “health” with “karma” as our mission is to enhance the physical and mental health and well-being of our clients and members.

The Company generated minimal revenue for the three months ending March 31, 2023 and 2022 as its online healthcare platform was still in the application and development stage. During 2023, the Company has undergone a nearly complete change in the Board of Directors and management. Although this change has been challenging, it has not materially hampered the Company’s growth trajectory. In fact, the Company’s revenue in the first quarter of 2023 exceeded the revenue for the first quarter of 2022 by almost 10 fold and exceeded the total revenue for the entire year of 2022 by over 30%. Further discussion on our operations, mission, and initiatives can be found in the Management’s Discussion and Analysis section of this report.

The Company has the following wholly owned subsidiaries: (1) Health Karma, Inc. which was established in 2020 to carry out the operations of MediXall Group Inc., (2) Medixaid, Inc., (3) MediXall.com, Inc., (4) IHL of Florida, Inc., which is dormant, and (5) Medixall Financial Group, which is dormant.

NOTE 2 – Going Concern

The Company had an accumulated deficit of $33,834,300 at March 31, 2023, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to March 31, 2023, the Company issued $1,094,915 of convertible debentures.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2023 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on August 9, 2023.

Principles of Consolidation

These unaudited condensed consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational, and regulatory risks, including the potential risk of business failure.

Income Taxes

The Company accounts for income taxes using the liability method prescribed by the Financial Accounting Standards Board’s (the “FASB”) Accounting Standards Codification (“ASC”) 740, "Income Taxes". Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the year in which the differences are expected to reverse. The Company records a valuation allowance to offset deferred tax assets if based on the weight of available evidence, it is more-likely- than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized as income or loss in the year that includes the enactment date.

  MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more- likely-than-not threshold to determine the amount of benefit to be recognized in the consolidated financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than -not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de- recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de- recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2023. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

Revenue Recognition

In accordance with GAAP, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation.

For the three months ending March 31, 2023 and 2022, the Company generated revenues from selling bundle medical, healthcare and well-being services to individuals, employer groups, organizations, associations, resellers, and third-party administrators. Our product offerings operate on a monthly subscription model with agreements and contracts typically spanning a 12-month commitment. We derive significant revenue stability and visibility from this structure. Under our per-membership-per-month (“PMPM”) subscription model, our client customers pay a monthly fee based on the total number of active memberships for that month times the contracted PMPM fee. This revenue generation model enables strong revenue stability as we establish long-term commitments with our clients, fostering a mutually beneficial partnership. The predictable monthly fee structure and the long-term nature of the contracts contribute to increased revenue visibility and forecasting accuracy. It also allows us to align our resources efficiently to meet the needs of our clients, ensuring high-quality service delivery throughout the contracted period. We recognize revenue monthly as the services are rendered and performance obligations are satisfied.

Senior Convertible Debentures and Warrants

At issuance, the senior convertible debentures (Convertible Debt) are recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant, establishing the cost basis.

Warrants issued with the Convertible Debt are accounted for under the fair value and relative fair value method. The warrants are first analyzed per its terms as to whether it has derivative features or not. The warrants were determined to not have derivative features and were recorded into equity at their fair value using the Black Scholes option model, however, limited to a relative fair value based upon the percentage of their fair value to the total fair value including the fair value of the Convertible Debt. The warrants relative fair values are recorded as a discount to the Convertible Debt and as additional paid-in-capital. Discount on the Convertible Debt is amortized to interest expense over the life of the debt.

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

Following is the computation of basic and diluted loss per share for the three months periods ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
	2023	2022
Basic and Diluted LPS Computation
Numerator:
Net loss	$(1,221,495)	$(2,410,102)
Series B Preferred Stock Dividends	77,278	72,840

Loss available to common stockholders	(1,298,773)	(2,482,942)

Denominator:
Basic and diluted LPS	$(0.01)	$(0.02)

Weighted average number of common shares outstanding	122,187,491	114,625,809

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti- dilutive are as follows (in common stock equivalent shares):

Series A Preferred stock (convertible)	24,900,000	24,900,000
Series B Preferred stock (convertible)	15,637,440	15,637,440
Senior Convertible Debentures and Warrants	3,496,225	—

 Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three months ended March 31, 2023 and 2022. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Intellectual Property

The intellectual property (“Intellectual Property”) is an intangible asset arising from the Company’s right to use the proprietary technology and programs of the 24hr Virtual Clinic. The Intellectual Property was initially measured at fair value and will be amortized on a straight line basis over its estimated useful life as the economic benefits are consumed or otherwise realized. Management has determined the estimated useful life to be seven years.

  MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Website and Development Costs

Internal and external costs incurred to develop the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of March 31, 2023 and December 31, 2022, the Company has met the capitalization requirements and then began to amortize the assets. Amortization is calculated using the straight line method over the estimated useful life of the assets, which management determined to be five years.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - Intellectual Property

Intellectual Property consists of the following:

Balances, March 31, 2023
Gross	$156,000
Accumulated amortization	(6,500)
Net carrying amount	$149,500

Estimated amortization expense for the intellectual property for each of the future years ending December 31, is as follows:

2023 (nine months)	19,500
2024	26,000
2025	26,000
2026	26,000
2027	26,000
Thereafter	26,000
Total	$149,500

NOTE 5 – Preferred Stock

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. No common stock has been issued as of March 31, 2023 in satisfaction of the preferred stock dividend.

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

NOTE 6 – Related Party Transactions

During the three months ended March 31, 2023, there were no related party transactions.

  MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – Senior Convertible Debentures and Warrants

In March 2022, the Company entered into a securities purchase agreement in which the Company maximum offering amount is $5,000,000. For every $1,000 invested in the offering, the Investors will receive a Debenture with a face amount of $1,000 and Warrants to purchase 350 Common Shares at an exercise price that ranges from $0.75 to $1.50 per share expiring on April 30, 2027. Pursuant to this agreement, the Company has received proceeds from convertible debentures totaling $3,102,781. The interest rate is 8% and the maturity date is September 30, 2023. Interest is due quarterly on January 1, April 1, July 1, and October 1 of each year during which the debentures are outstanding. Interest was payable in shares of the Company’s common stock until December 1, 2022. Thereafter, the interest will be paid 50% in cash and 50% in the Company’s common stock. The outstanding debentures are convertible into shares of common stock at a price range from $1.00 to $2.00 per share. The debentures may be converted at any time after the issuance date until the debentures are paid off.

The Company’s common stock underlying the convertible debentures and warrants is subject to a registration rights agreement. The Company is required to use its reasonable best efforts to comply with the provisions of the registration rights agreement.

As of March 31, 2023, the Company issued warrants to acquire up to an aggregate 1,042,404 shares of the Company’s common stock at an exercise price ranging from $0.75 to $1.50 per share. Each Warrant is exercisable by the Investor beginning on the effective date through the fifth-year anniversary thereof.

The fair value of each warrant issued during the three months ended March 31, 2023 was estimated on the date of issuance using the Black-Scholes option- pricing model with the following assumptions:

Stock price	$0.11-.68
Exercise price	$0.75
Risk-free interest rate	3.64-4.15%
Expected dividend yield	0.00%
Expected stock volatility	320.03-333.92%
Expected life in years	5.00

The expected life was based on the average life of the warrants. Expected volatility is based on historical volatility of Company's common stock. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of issuance. The dividend yield assumption is based on the Company's expectation of dividend payments.

The relative fair value of the warrants at March 31, 2023 was $48,525 and was recorded as debt discount. During the three-months ended March 31, 2023 and 2022, the Company amortized $58,836 and $680, respectively, of the debt discount to interest expense.

The following summarized the senior convertible debentures during the three month period ended March 31, 2023:

Senior Convertible Debentures at December 31, 2022	$2,555,793
Debentures Issued	380,821
Relative fair value of warrants issued as discount	(48,525)
Accretion of warrants issued as discount	58,836
Senior Convertible Debentures at March 31, 2023	$2,946,925

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

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2022 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “MediXall Group”, the “Company,” “we”, “us”, “our” and similar terms refer to MediXall Group, Inc., a Nevada corporation, and its wholly owned subsidiaries.

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

OVERVIEW

The Company’s business model is purposefully designed and structured around delivering practical, value-based, customized solutions to individual members, employers, and organizations which will enhance their employee's and members' overall physical health, mental health and well-being, increase productivity, and help control the cost of care of the individual, the employer, or membership-based organization. Our unique, customized, proactive solutions are available anytime, anywhere, through an AI-driven engagement platform delivering timely, quality care to individuals, employees, and members. Our operating subsidiary is Health Karma Inc. Our name merges “health” with “karma” as our mission is to enhance the physical and mental health and well-being of our clients and members.

Our branding focus is around offering 1st Moment™ Solutions (“1st Moment”). The first moment of any situation determines the cost and success of the outcome. We recognize the critical role played by the initial response in shaping the success of mental, physical, and social well-being outcomes, as well as the subsequent reduction of downstream costs. At 1st Moment, we are committed to enhancing decision-making processes, revolutionizing existing approaches, and unlocking untapped potential to effectively minimize overall costs. Our extensive range of innovative programs and solutions encompasses emotional and behavioral health, physical health, well-being, and workplace injury mitigation.

Our solutions have a far-reaching impact, benefiting a diverse array of stakeholders, including corporations, first responders, public safety agencies, healthcare providers, educational institutions (including students, faculty, and staff), as well as associations and organizations. Through our offerings, we aim to optimize outcomes and provide transformative value to these groups. By leveraging our expertise, experience, and cutting-edge methodologies, we empower individuals and organizations to establish a solid foundation for mental, physical, and social well-being. This, in turn, enables our clients to mitigate risks, improve productivity, and foster healthier environments. As we continue to evolve and innovate, our commitment to enhancing the "first moment" response remains unwavering, ensuring improved overall outcomes and lasting benefits for our valued clients.

Client examples are; Thin Blue Line Benefits Association which has incorporated our solutions into their customized healthcare services designed for law enforcement, firefighters, and EMS; Third Party Administrators (TPA’s) Invicta Benefits Group which has embedded our solutions into their product offerings to their partners which include some of the top-rated carriers, benefits providers, and insurance agencies in the country, Michigan Chamber of Commerce, Provident Insurance Solutions, Cosmo Cabinets and other Benefit Providers/Resellers who have bundled our unique solutions into their product offerings: Invicta Benefits Group, Aloha Elements, National Consumer Benefits Association, Foundation Mental Wellness, and Pinnacle Training Systems.

During 2023, The Company has undergone a nearly complete change in the Board of Directors and management. Although this change has been challenging, it has not materially hampered the Company’s growth trajectory. In fact, the Company’s revenue in the first quarter of 2023 exceeded the revenue for the first quarter of 2022 by almost 10 fold and exceeded the total revenue for the entire year of 2022 by over 30%. The new management has taken decisive steps to reduce costs by moving its business office, continuing remote work strategy started under pandemic conditions, and has dramatically reduced the number of employees by procuring out-sourced marketing expertise along with its AI-driven User Experience/User Interface (UX/UI) platform.

Going Concern

We have incurred net losses of approximately $33.8 million since inception through March 31, 2023. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three Month Period Ended March 31, 2023 Compared to the Three Month Period Ended March 31, 2022

Revenue

Revenue for the three months ended March 31, 2023 was $77,866, whereas our revenue for the three months ended March 31, 2022 was $7,907 which was almost 10 fold greater than the previous year.

Operating Expenses

A summary of our operating expense for the three month periods ended March 31, 2023 and 2022 follows:

	Three Months Ended March 31,		(Decrease) /
	2023	2022	Increase
Operating expense
Professional fees	$566,357	$328,657	$237,700
Professional fees – related party	—	120,000	(120,000)
Management fee – related party	—	240,000	(240,000)
Personnel related expenses	275,379	1,529,954	(1,254,575)
Other selling, general, and administrative	266,333	199,398	66,935
Interest Expense	101,891	—	101,891
Total operating expense	$1,209,960	$2,418,009	$(1,208,049)

Operating expenses decreased $1,208,049, or 50.0%, to $1,209,960 during the three months ended March 31, 2023 compared to $2,418,009 during the same period in 2022. The decrease in total operating expenses is primarily due to:

1.	The decrease in personnel related expenses of $1,254,575 is primarily resulted from the termination of employees during the three month period ended March 31, 2023 compared to the three month period ended March 31, 2022.

2.	The decrease in related party fees of a combined $360,000 is due to the elimination of related party transactions and relationships during the three month period ended March 31, 2023 compared to the three month period ended March 31, 2022.

We expect expenses to decrease as we move forward as the Company continues its remote work strategy started under pandemic conditions, and dramatically reduced the number of employees by procuring out-sourced marketing expertise along with its AI-driven User Experience/User Interface (UX/UI) platform.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At March 31, 2023, we had $2,289 in cash and a net working capital deficit of $4,984,911.

For the three month period ended March 31, 2023, we raised $1,853 and $380,821 from sales of our restricted common stock and issuance of convertible debt, respectively.

Net cash used in operating activities for the three month period ended March 31, 2023 was $383,801, as compared to $1,127,838 for the three month period ended March 31, 2022. This change primarily results from our lower net loss, offset by fluctuations in accounts payable and accrued expenses, and Net Change in transactions between related entities.

Our primary source of capital to develop and implement our business plan has been from sales of common, preferred stock and proceeds from convertible debentures.

Other Contractual Obligations

None.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational, and regulatory risks, including the potential risk of business failure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

 Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that as of March 31, 2023, our disclosure controls and procedures were not effective, based on the following deficiencies:

•	Weaknesses in accounting and finance personnel: We have outsourced our accounting function, and we do not have the robust employee resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing condensed consolidated financial statements.

•	We have written accounting policies and control procedures, but we do not have sufficient staff to implement the related controls. Management had determined that this lack of the implantation of segregation of duties, as required by our written procedures, represents a material weakness in our internal controls.

•	Internal control has as its core a basic tenant of segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes various asset control and recording duties and functions to different employees. This lack of segregation of duties had been evaluated by management and has been deemed to be a material control deficiency.

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for the condensed consolidated financial statements that a material misstatement will not be prevented or detected on a timely basis by the Company’s internal controls.

Management is currently evaluating what steps can be taken in order to address these material weaknesses. As a growing small business, the Company continuously devotes resources to the improvement of our internal control over financial reporting. Due to budget constraints, the staffing size, proficiency, and specific expertise is below requirements for the operation. The Company is anticipating correcting deficiencies as funds become available.

Changes in Internal Control Over Financial Reporting

There were no changes during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Except as set forth herein, as of the date of this Quarterly Report on Form 10-Q, there are no material pending legal proceedings to which we are a party or which our property is the subject. In addition, none of our officers, directors, affiliates or 5% stockholders (or any associates thereof) is a party adverse to us, or has a material interest adverse to us, in any material proceeding.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None during the three month period ended March 31, 2023.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2023, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

MediXall Group, Inc.

Dated: May 14, 2024	By:	/s/ Shane Glavin
Shane Glavin
Principal Financial Officer
Dated: May 14, 2024	By:	/s/ Travis Jackson
Travis Jackson
Chief Executive Officer (Principal Executive Officer)

