Form 10-Q
period 2023-06-30
MediXall Group, Inc.
filed 2024-06-06
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of May 28, 2024, the issuer had 159,755,335 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$18,573	$3,416
Other assets	3,484	8,083
Total current assets	22,057	11,499

Furniture and equipment, net	15,981	21,755
Intellectual property	143,000	156,000
Right-of-use-operating lease asset	—	260,177
Website and development costs	310,578	412,582
Total assets	491,616	862,013

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,361,251	$1,100,147
Accounts payable and accrued expenses - related party	610,290	610,290
Operating lease liability	—	75,691
Senior Convertible Debentures, net of discount of $141,254 and $166,167	3,358,192	2,555,793
Total current liabilities	5,329,733	4,341,921

Operating lease liability, net of current portion	—	189,457

Total liabilities	5,329,733	4,531,378

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 176,596 and 264,894 issued and outstanding	$177	$265
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized 3,909,360 issued and outstanding	3,909	3,909
Common Stock, $0.001 par value 750,000,000 shares authorized; 130,487,491 and 122,187,491 shares issued and outstanding	130,487	122,182
Additional paid-in capital	29,840,988	28,817,084
Accumulated deficit	(34,813,678)	(32,612,805)
Total stockholders' deficit	(4,838,117)	(3,669,365)

Total liabilities and stockholders' deficit	491,616	862,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenue	$71,524	$10,352	$149,390	$18,259

Cost of Services	35,585	—	124,986	—
Gross Margin	35,939	10,352	24,404	18,259

Operating Expenses
Professional fees	544,750	267,956	1,111,107	596,613
Professional fees - related party	—	57,500	—	177,500
Management fees - related party	—	240,000	—	480,000
Personnel related expenses	211,869	783,961	487,248	2,313,915
Other selling, general and administrative	225,754	214,929	492,087	414,327
Interest Expense	32,944	—	134,835	—
Total Operating Expenses	1,015,317	1,564,346	2,225,277	3,982,355

Loss before income taxes	(979,378)	(1,553,994)	(2,200,873)	(3,964,096)

Income taxes	—	—	—	—

Net Loss	(979,378)	(1,553,994)	(2,200,873)	(3,964,096)

Less preferred stock dividends	78,136	73,649	155,414	146,488

Net Loss to common shareholders	$(1,057,514)	$(1,627,643)	$(2,356,287)	$(4,110,584)

Net loss per common share
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.04)
Diluted	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding during the periods
Basic and Diluted	127,453,656	116,151,261	124,686,990	115,392,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Voting Preferred Stock		Series B Voting Preferred Stock		Common Stock
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholder
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	264,894	$265	3,909,360	$3,909	110,864,595	110,864	$25,327,230	(25,782,390)	$(340,122)

Proceeds received pursuant to Private (Unaudited)	—	—	—	—	—	—	—	—	—
Placement Memorandum, net of $0 offering costs (Unaudited)	—	—	—	—	1,800,000	1,800	718,200	—	720,000
Common stock issued for services (Unaudited)	—	—	—	—	2,737,325	2,737	1,092,192	—	1,094,929
Common stock issued in exchange for right-to-use intellectual property (Unaudited)	—	—	—	—	500,000	500	235,500	—	236,000
Fair Value of warrants Issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	23,800	—	23,800
Net loss (Unaudited)	—	—	—	—	—	—	—	(2,410,102)	(2,410,102)
Balance, March 31, 2022 (Unaudited)	264,894	$265	3,909,360	$3,909	115,901,920	115,901	$27,396,922	(28,192,492)	$(675,495)

Placement Memorandum, net of $0 offering costs (Unaudited)	—	—	—	—	101,250	102	40,398	—	40,500
Common stock issued for services (Unaudited)	—	—	—	—	1,231,869	1,232	364,166	—	365,398
Fair Value of warrants Issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	59,146	—	59,146
Net loss (Unaudited)	—	—	—	—	—	—	—	(1,553,994)	(1,553,994)
Balance, June 30, 2022 (Unaudited)	264,894	$265	3,909,360	$3,909	117,235,039	117,235	$27,860,632	(29,746,486)	$(1,764,445)

Balance, December 31, 2022	264,894	$265	3,909,360	$3,909	122,182,860	122,182	$28,817,084	(32,612,805)	$(3,669,365)

Common stock expense for services (Unaudited)	—	—	—	—	—	—	467,980	—	467,980
Proceeds from the sale of common stock (Unaudited)	—	—	—	—	4,631	5	1,848	—	1,853
Fair value of Warrants issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	48,525	—	48,525
Net Loss (Unaudited)	—	—	—	—	—	—	—	(1,221,495)	(1,221,495)
Balance, March 31, 2023	264,894	$265	3,909,360	$3,909	122,187,491	122,187	$29,335,437	(33,834,300)	$(4,372,502)

Conversion of shares from preferred stock to common stock (Unaudited)	(88,298)	(88)	—	—	8,300,000	8,300	(8,212)	—	—
Common stock expense for services (Unaudited)	—	—	—	—	—	—	467,982	—	467,982
Fair Value of warrants Issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	45,781	—	45,781
Net loss (Unaudited)	—	—	—	—	—	—	—	(979,378)	(979,378)
Balance, June 30, 2023 (Unaudited)	176,596	$177	3,909,360	$3,909	130,487,491	130,487	$29,840,988	(34,813,678)	$(4,838,117)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,200,873)	$(3,964,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	5,774	3,680
Common stock issued as compensation for services	935,962	1,460,327
Amortization of debenture discounts	119,219	5,925
Changes in operating assets and liabilities:
Other assets	4,599	(13,600)
Prepaid expenses- related party	—	276,043
Accounts payable and accrued expenses	261,104	57,814
Accounts payable and accrued expenses - related party	—	90,035
Net change in right-of-use operating lease asset and liability	(4,971)	2,131
Amortization of intellectual property	13,000	16,858
Amortization of website and development	102,004	—
Net cash used in operating activities	(764,182)	(2,064,883)

CASH FLOWS FROM INVESTING ACTIVITY:
Website development costs	—	(1,680)
Net cash used in investing activity	—	(1,680)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	1,853	760,500
Proceeds from issuance of convertible debentures	777,486	1,416,490
Net cash provided by financing activities	779,339	2,176,990

Net increase in cash	15,157	110,427

Cash at beginning of period	3,416	63,418

Cash at end of period	18,573	173,845

Supplemental disclosures of non-cash information
Issuance of Common Stock in exchange for the Intellectual Property	—	236,000
Discount issued with Convertible Debentures	94,306	82,946
Cash paid during the period for interest	—	—

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

MediXall Group, Inc. (OTCQB: MDXL) is an innovation-driven healthcare solutions company exemplifying robust and purpose-driven solutions. Our company is meticulously crafted to deliver practical, value-based healthcare solutions tailored to enhance the physical health, mental well-being, and overall productivity of individuals, employers, and organizations. By providing customized, forward-thinking services, we empower our clients to control costs while prioritizing comprehensive care. Through an AI-driven engagement platform, our unique solutions are readily accessible, ensuring timely and high-quality care for individuals, employees, and members alike. Health Karma Inc., our operational subsidiary, embodies our mission of combining 'health' and 'karma' to elevate the well-being of our valued clients and members.

The Company saw minimal revenue for the six months ended June 30, 2022 due to the developmental stage of its online healthcare platform along with a restructuring of its product offerings and targeted markets. During 2023, the Company has undergone substantial transformation in both the Board of Directors and management. This shift has led to significant financial growth, with revenue of $71,524 in the second quarter of 2023 surpassing that of the same period in 2022 of $10,352 by nearly 7 times. Additionally, the six-month revenue for 2023 was $149,390 as compared to $18,259 for the same period in 2022 representing an increase of over 8 times.

Moreover, the Company successfully reduced its net loss in the first six months of 2023 by approximately $1.8 million from the same period in 2022. The net loss for the six months ended June 30, 2023 was $2,200,873 versus $3,964,096 for the same period in 2022. For a comprehensive overview of our operations, mission, and strategic initiatives, please refer to the Management’s Discussion and Analysis section in this report.

The Company has the following wholly-owned subsidiaries: (1) Health Karma, Inc. which was established in 2020 to carry out the operations of MediXall Group Inc., (2) Medixaid, Inc., (3) MediXall.com, Inc., (4) IHL of Florida, Inc., which is dormant, and (5) Medixall Financial Group, which is dormant.

NOTE 2 – Going Concern

The Company had an accumulated deficit of $34,813,678 at June 30, 2023, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to June 30, 2023, and as of the date of this filing, the Company issued $926,500 of convertible debentures.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2023 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on August 9, 2023.

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

NOTE 3 - Summary of Significant Accounting Policies (continued)

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2023. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

For the six months ended June 30, 2023 and 2022, the Company generated revenues from selling bundled healthcare and well-being services to individuals, employer groups, organizations, associations, resellers, and third-party administrators. Our product offerings operate on a monthly subscription model with agreements and contracts typically spanning a 12-month commitment. We derive significant revenue stability and visibility from this structure. Under our per-membership-per-month (“PMPM”) subscription model, our client customers pay a monthly fee based on the total number of active memberships for that month times the contracted PMPM fee. This revenue generation model enables strong revenue stability as we establish long-term commitments with our clients, fostering a mutually beneficial partnership. The predictable monthly fee structure and the long-term nature of the contracts contribute to increased revenue visibility and forecasting accuracy. It also allows us to align our resources efficiently to meet the needs of our clients, ensuring high-quality service delivery throughout the contracted period. We recognize revenue monthly as the services are rendered and performance obligations are satisfied.

Senior Convertible Debentures and Warrants

At issuance, the senior convertible debentures (Convertible Debt) are recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant establishing the cost basis.

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

NOTE 3 - Summary of Significant Accounting Policies (continued)

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

Following is the computation of basic and diluted loss per share for the three and six months periods ended June 30, 2023 and 2022:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic and Diluted LPS Computation
Numerator:
Net loss	$(979,378)	$(1,553,994)	$(2,200,873)	$(3,964,096)
Series B Preferred Stock Dividends	78,136	73,649	155,414	146,488

Loss available to common stockholders	$(1,057,514)	$(1,627,643)	$(2,356,287)	$(4,110,584)

Denominator:
Basic and diluted LPS	$(0.01)	$(0.01)	$(0.01)	$(0.04)

Weighted average number of common shares outstanding	127,453,656	116,151,261	124,686,990	115,392,749

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Series A Preferred stock (convertible)	16,600,000	24,900,000	16,600,000	24,900,000
Series B Preferred stock (convertible)	15,637,490	15,637,490	15,637,490	15,637,490
Senior Convertible Debentures and Warrants	4,036,506	1,233,625	4,036,506	1,616,125

 Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if the forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three- and six- month periods ended June 30, 2023 and 2022. However, there can be no assurances that future impairment tests will not result in a charge to operations.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies (continued)

Website and Development Costs

Internal and external costs incurred to develop the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of June 30, 2023 and December 31, 2022, the Company has met the capitalization requirements and then began to amortize the assets. Amortization is calculated using the straight line method over the estimated useful life of the assets, which management determined to be five years.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - Intellectual Property

Intellectual Property consists of the following:

Balances, June 30, 2023
Gross	$156,000
Accumulated amortization	(13,000)
Net carrying amount	$143,000

Estimated amortization expense for the intellectual property for each of the future years ending December 31 is as follows:

2023 (six months)	13,000
2024	26,000
2025	26,000
2026	26,000
2027	26,000
Thereafter	26,000
Total	$143,000

NOTE 5 – Preferred Stock

The 176,596 outstanding Series A preferred shares are convertible into 16,600,000 common shares based on a conversion factor of 1:94. The preferred shares do not pay dividends. The number of votes for the preferred shares shall be the same as the number of shares of common shares that would be issued upon conversion.

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

NOTE 5 – Preferred Stock (continued)

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. No common stock has been issued as of June 30, 2023 in satisfaction of the preferred stock dividend. At June 30, 2023 the cumulative undeclared stock dividends were 760,365.

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

NOTE 6 – Related Party Transactions

During the three and six months ended June 30, 2023, there were no related party transactions.

 NOTE 7 – Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the condensed consolidated financial statements as of June 30, 2023, and events which occurred subsequently but were not recognized in the condensed consolidated financial statements.

Subsequent to June 30, 2023, the Company has signed a new 2-year lease agreement as of March 1, 2024. Therefore, changes have been made to the articles of incorporation to reflect the new Company address.

(1)	(a) TIDS COMMERICAL LEASE AGREEMENT (“Lease”) made this day of February 2, 2024, and an Effective Date as of March 1, 2024 or completion of the unit’s readiness for occupancy by Tenant or Tenant’s occupancy, whichever occurs first, by and between TGRJR, LLC, a Florida limited liability company, whose address is 5650 Marion County Road, Lady Lake, Florida 32159 (hereinafter referred to as “Landlord”), and HEALTH KARMA, INC., a Florida CORPORATION, whose principal address is 2598 E. Sunrise Blvd., 2104, Fort Lauderdale, Florida 33304, (hereinafter referred to as “Tenant”).

(b) WHEREAS, Landlord is the fee simple owner of certain commercial property in Lake County, Florida, located at 104 N. 4th Street, Leesburg, Florida 34748.

(c) TERM. Landlord agrees to lease the Property to Tenant for a period of two (2) years, commencing on March 1st, 2024 (or as described above), and ending on February 28, 2026.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – Subsequent Events (continued)

Subsequent to June 30, 2023, and as of the date of this filing, the Company issued $926,500 of convertible debentures.

(a) All the Convertible Debentures listed below have these identical terms: The Convertible Debentures bear interest at a rate of 8.0% per annum compounded quarterly, of which 4.0% is in kind and 4.0% is in monies, and will mature on March 31, 2024, unless earlier converted or redeemed. The Convertible Debentures are issued at a discounted rate of $0.32 per share.

(b) On July 3, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Kevin Maloney (“Kevin”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $100,000 (the “Convertible Debentures”).

(c) On July 21, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Kevin Maloney (“Kevin”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $50,000 (the “Convertible Debentures”).

(d) On August 6, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Kirk & Sandy Farris (“Kirk & Sandy”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $50,000 (the “Convertible Debentures”).

(e) On August 11, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Donald Mathern (“Donald”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $2,500 (the “Convertible Debentures”).

(f) On August 13, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Clay Hartmann (“Clay”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $2,500 (the “Convertible Debentures”).

(g) On August 21, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Kevin Maloney (“Kevin”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000 (the “Convertible Debentures”).

(h) On August 25, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Antrim Properties (“Antrim Properties”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $20,000 (the “Convertible Debentures”).

(i) On October 6, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Winston Marshall (“Winston”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $50,000 (the “Convertible Debentures”).

(j) On October 19, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Kevin Maloney (“Kevin”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $40,000 (the “Convertible Debentures”).

(k) On November 7, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Susan Poniatowksi Revocable Trust (“Susan”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $12,500 (the “Convertible Debentures”).

(l) On November 8, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Kevin Maloney (“Kevin”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000 (the “Convertible Debentures”).

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – Subsequent Events (continued)

(m) On November 10, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Scott Powell (“Scott”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000 (the “Convertible Debentures”).

(n) On November 14, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Brad Britton (“Brad”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $10,000 (the “Convertible Debentures”).

(o) On December 7, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Christopher Fish (“Christopher”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $2,500 (the “Convertible Debentures”).

(p) On December 7, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Jeffrey Bryant (“Jeffrey”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000 (the “Convertible Debentures”).

(q) On December 7, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Leslie McCloud (“Leslie”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000 (the “Convertible Debentures”).

(r) On December 13, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Susan Poniatowksi Revocable Trust (“Susan”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $12,500 (the “Convertible Debentures”).

(s) On December 15, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Antrim Properties (“Antrim Properties”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $10,000 (the “Convertible Debentures”).

(t) On December 20, 2023 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with James Paschall (“James”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000 (the “Convertible Debentures”).

(u) On January 5, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Sydney & Suelan Brown (“Sydney & Suelan”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $12,500 (the “Convertible Debentures”).

(v) On January 8, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Ransom Leppink (“Ransom”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000 (the “Convertible Debentures”).

(w) On January 8, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Kenneth Best (“Kenneth”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000 (the “Convertible Debentures”).

(x) On January 10, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Kirk & Sandy Farris (“Kirk & Sandy”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $50,000 (the “Convertible Debentures”).

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – Subsequent Events (continued)

(y) On January 10, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Scott Powell (“Scott”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000 (the “Convertible Debentures”).

(z) On January 10, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with John Keller (“John”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $2,500 (the “Convertible Debentures”).

(aa) On January 12, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Michael Shedlock Roth IRA (“Michael”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $17,500 (the “Convertible Debentures”).

(bb) On January 23, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Jeffrey Bryant (“Jeffrey”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000 (the “Convertible Debentures”).

(cc) On February 5, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Terry Fangrad (“Terry”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $3,750 (the “Convertible Debentures”).

(dd) On February 5, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Oksana Batig (“Oksana”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $625 (the “Convertible Debentures”).

(ee) On February 5, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Megan Stewart (“Megan”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $625 (the “Convertible Debentures”).

(ff) On February 5, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Stan Weiland (“Stan”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $1,250 (the “Convertible Debentures”).

(gg) On February 13, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with In Trust of Maria Conti Barth (“Maria”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $1,250 (the “Convertible Debentures”).

(hh) On February 22, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Kevin Maloney (“Kevin”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $20,500 (the “Convertible Debentures”).

(ii) On February 28, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with William J. Knapp (“William”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $2,500 (the “Convertible Debentures”).

(jj) On February 29, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Antrim Properties (“Antrim Properties”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000 (the “Convertible Debentures”).

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – Subsequent Events (continued)

(kk) On March 5, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Joseph Barth Jr (“Joseph”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $2,500 (the “Convertible Debentures”).

(ll) On March 13, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Provident Trust Group LLC FBO Ransom Leppink Roth (“Provident Trust Group”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $6,000 (the “Convertible Debentures”).

(mm) On March 14, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Winston Marshall (“Winston”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $100,000 (the “Convertible Debentures”).

(nn) On March 27, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Kirk & Sandy Farris (“Kirk & Sandy”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $70,000 (the “Convertible Debentures”).

(oo) On April 8, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Kevin Maloney (“Kevin”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000 (the “Convertible Debentures”).

(pp) On April 18, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Byron Cook (“Byron”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000 (the “Convertible Debentures”).

(qq) On April 23, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Kevin Maloney (“Kevin”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $20,000 (the “Convertible Debentures”).

(rr) On May 9, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Susan Poniatowski Revocable Trust (“Susan”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000 (the “Convertible Debentures”).

(ss) On May 10, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Scott Powell (“Scott”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000 (the “Convertible Debentures”).

(tt) On May 24, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with James Paschall (“James”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $7,500 (the “Convertible Debentures”).

(uu) On May 31, 2024 (the “Agreement Date”), Medixall Group Inc., a Nevada corporation (the “Company”), entered into a securities purchase agreement (the “Purchase Agreement”) with Brad Britton (“Brad”), in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $10,000 (the “Convertible Debentures”).

  MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – Senior Convertible Debentures and Warrants

In March 2022, the Company entered into a securities purchase agreement in which the Company maximum offering amount is $5,000,000. For every $1,000 invested in the offering, the Investors will receive a Debenture with a face amount of $1,000 and Warrants to purchase 350 Common Shares at an exercise price that ranges from $0.75 to $1.50 per share expiring on April 30, 2027. Pursuant to this agreement, the Company has received proceeds from convertible debentures totaling $3,499,446. The interest rate is 8% and the maturity date is September 30, 2023. Interest is due quarterly on January 1, April 1, July 1, and October 1 of each year during which the debentures are outstanding. Interest was payable in shares of the Company’s common stock until December 1, 2022. Thereafter, the interest will be paid 50% in cash and 50% in the Company’s common stock. The outstanding debentures are convertible into shares of common stock at a price range from $1.00 to $2.00 per share. The debentures may be converted at any time after the issuance date until the debentures are paid off.

As of June 30, 2023, the Company’s common stock underlying the convertible debentures and warrants is subject to a registration rights agreement. The Company is required to use its reasonable best efforts to comply with the provisions of the registration rights agreement.

At June 30, 2023, the Company issued warrants to acquire up to an aggregate 1,187,187 shares of the Company’s common stock at an exercise price ranging from $0.75 to $1.50 per share. Each Warrant is exercisable by the Investor beginning on the effective date through the fifth-year anniversary thereof.

The fair value of each warrant issued during the six months ended June 30, 2023 was estimated on the date of issuance using the Black-Scholes option pricing model with the following assumptions:

Stock price	0.11-.68
Exercise price	$0.75
Risk-free interest rate	3.54-4.15%
Expected dividend yield	0.00%
Expected stock volatility	320.03-333.92%
Expected life in years	5.00

The expected life was based on the average life of the warrants. Expected volatility is based on historical volatility of Company's common stock. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of issuance. The dividend yield assumption is based on the Company's expectation of dividend payments.

The relative fair value of the warrants was $94,306 and was recorded as debt discount. During the three and six months ended June 30, 2023, the Company amortized $60,383 and $119,219, respectively, of the debt discount to interest expense.

The following summarized the senior convertible debentures during the six-month period ended June 30, 2023:

Senior Convertible Debentures at December 31, 2022	$2,555,793
Debentures Issued	777,486
Relative fair value of warrants issued as discount	(94,306)
Accretion of warrants issued as discount	119,219
Senior Convertible Debentures at June 30, 2023	$3,358,192

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such forward-looking statements include statements regarding, among other things, matters associated with:

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

OVERVIEW

The Company’s business model is purposefully designed and structured around delivering practical, value-based, customized solutions to individual members, employers, and organizations which will enhance their overall physical health, mental health, and well-being, to help control the cost of care of the individual, the employer, or membership-based organization as well as to increase productivity. Our unique, customized, proactive solutions are available anytime, anywhere, through an AI-driven engagement platform delivering timely, quality care to individuals, employees, and members. Our operating subsidiary is Health Karma Inc. Our name merges “health” with “karma” as our mission is to enhance the physical and mental health and well-being of our clients and members.

At the heart of our branding strategy lies the revolutionary concept of 1st Moment™ Solutions (“1st Moment”). We understand that the pivotal 'first moment' in any scenario significantly shapes its overall outcome and cost implications. Acknowledging the paramount importance of an immediate and effective response at this critical juncture, we are pioneering top-of-the-funnel upstream solutions in healthcare. By optimizing the initial response, we are not only enhancing mental, physical, and social well-being but also setting the stage for downstream improvements and cost efficiencies. Our 1st Moment™ brand emphasizes the fact that the majority of our solutions deliver immediate in-the-moment access to our provider network of medical doctors, master’s level behavioral health clinicians, registered triage nurses and even veterinarians.

Our 1st Moment solutions extend their transformative reach, delivering profound benefits to a wide spectrum of stakeholders that includes corporations, first responders, public safety agencies, healthcare providers, educational institutions (comprising students, faculty, and staff), as well as various associations, organizations and resellers. Through our strategic offerings, we aim to greatly enhance outcomes and bring significant value to these diverse groups. Drawing on our expertise, wealth of experience, expansive provider network, and cutting-edge methodologies, we empower individuals and entities to establish a robust framework for mental, physical, and social well-being. This empowerment enables our clients to proactively manage risks, enhance productivity, and cultivate healthier environments. As we persist in our journey of evolution and innovation, we maintain an unwavering dedication to refining the 'first moment' response, ensuring sustained improvements in overall outcomes and enduring advantages for our esteemed clientele.

Client examples are: Third Party Administrators (TPA’s) such as Free Market Administrators and Invicta Benefits Group which have embedded our solutions into their product offerings to their partners which include some of the top-rated carriers, benefits providers, and insurance agencies in the country; individual organizations such as Michigan Chamber of Commerce, Provident Insurance Solutions, Cosmo Cabinets, Goddard Schools, The Museum of Contemporary Art Cleveland, Tri-County Jobs for Ohio’s Graduates; as well as benefit providers/resellers who have bundled our unique solutions into their product offerings: Aloha Elements, National Consumer Benefits Association, Foundation Mental Wellness, and Pinnacle Training Systems.

During 2023, the Company underwent a nearly complete change in the Board of Directors and management resulting in a substantial transformation of the Company’s focus, product offerings, and channel emphasis. This shift has led to remarkable financial growth, with revenue in the second quarter of 2023 of $71,524 surpassing $10,352 for the same period in 2022 by nearly 7 times. Additionally, the six-month revenue for 2023 was $149,390 versus $18,259 for the same period in 2022, an increase of over 8 times.

Moreover, the Company successfully reduced its Net Loss in the first six months of 2023 by approximately $1.8 million to $2,200,873 in 2023 versus $3,964,096 for the same period in 2022. This is the result of the new management taking decisive steps to reduce costs by downsizing its corporate office, continuing the remote work strategy started under pandemic conditions, dramatically reducing the number of employees by procuring out-sourced marketing expertise, its AI-driven User Experience/User Interface (UX/UI) platform, as well as its IT development and maintenance.

Going Concern

We have incurred net losses of approximately $34.8 million since inception through June 30, 2023. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three-Month Period Ended June 30, 2023 Compared to the Three-Month Period Ended June 30, 2022

Revenue

Revenue for the three months ended June 30, 2023 was $71,524 surpassing that of the same period in 2022 of $10,352 by nearly 7 times.

Moreover, the Company successfully reduced its Net Loss in the three months ended June 30, 2023 by almost $575,000 from the same period in 2022. The Net Loss for the three months ended June 30, 2023 was $979,378 versus $1,553,994 for the same period in 2022.

Operating Expenses

A summary of our operating expense for the three-month periods ended June 30, 2023 and 2022 follows:

	Three Months Ended June 30,		Increase /
	2023	2022	(Decrease)
Operating expense
Professional fees	$544,750	$267,956	$276,794
Professional fees – related party	—	57,500	(57,500)
Management fee – related party	—	240,000	(240,000)
Personnel related expenses	211,869	783,961	(572,092)
Other selling, general, and administrative	225,754	214,929	10,825
Interest expense	32,944	—	32,944
Total operating expense	1,015,317	1,564,346	(549,029)

Operating expenses decreased $549,029, or 35.1%, to $1,015,317 during the three months ended June 30, 2023 compared to $1,546,346 during the same period in 2022. The decrease in total operating expenses is primarily due to:

1.	The decrease in personnel related expenses of $572,092 is primarily resulted from the termination of employees during the three-month period ended June 30, 2023 compared to the three-month period ended June 30, 2022.

2.	The decrease in related party fees of a combined $297,500 is due to the elimination of related party transactions and relationships during the three-month period ended June 30, 2023 compared to the three-month period ended June 30, 2022.

Six-Month Period Ended June 30, 2023 Compared to the Six-Month Period Ended June 30, 2022

Revenue

Revenue for the six-month period ended June 30, 2023 was $149,390 as compared to $18,259 for the same period in 2022 representing an increase of over 8 times compared to 2022.

Operating Expenses

A summary of our operating expense for the six-month periods ended June 30, 2023 and 2022 follows:

	Six Months Ended June 30,		Increase /
	2023	2022	(Decrease)
Operating expense
Professional fees	$1,111,107	$596,613	$514,494
Professional fees – related party	—	177,500	(177,500)
Management fee – related party	—	480,000	(480,000)
Personnel related expenses	487,248	2,313,915	(1,826,667)
Other selling, general, and administrative	492,087	414,327	77,760
Interest expense	134,835	—	134,835
Total operating expense	2,225,277	3,982,355	(1,757,078)

Operating expenses decreased $1,757,078, or 44.1%, to $2,225,277 during the six months ended June 30, 2023 compared to $3,982,355 during the same period in 2022. The decrease in total operating expenses is primarily due to:

1.	The decrease in personnel related expenses of $1,826,667 is primarily resulted from the termination of employees during the six-month period ended June 30, 2023 compared to the six-month period ended June 30, 2022.

2.	The decrease in related party fees of a combined $657,500 is due to the elimination of related party transactions and relationships during the six-month period ended June 30, 2023 compared to the six-month period ended June 30, 2022.

We expect expenses to decrease as we move forward as the Company continues its remote work strategy started under pandemic conditions, and dramatically reduced the number of employees by procuring out-sourced marketing expertise along with its AI-driven User Experience/User Interface (UX/UI) platform as well as its IT development and maintenance.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At June 30, 2023, we had $18,573 in cash and a net working capital deficit of $5,307,676.

For the six-month period ended June 30, 2023, we raised $1,853 and $777,486 from sales of our restricted common stock and issuance of convertible debt, respectively.

Net cash used in operating activities for the six-month period ended June 30, 2023 was $764,182, as compared to $2,064,883 for the same six-month period ended June 30, 2022. This change primarily results from our lower net loss, offset by fluctuations in accounts payable and accrued expenses, reduction in operating lease liability and an elimination in any transactions between related entities.

Our primary source of capital and liquidity to develop and implement our business plan has been from sales of preferred stock and proceeds from convertible debentures.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2023.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected, or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that as of June 30, 2023, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

None during the three-month period ended June 30, 2023

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2023, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

MediXall Group, Inc.

Dated: June 6, 2024	By:	/s/ Shane Glavin
Shane Glavin
Principal Financial Officer

Dated: June 6, 2024	By:	/s/ Travis Jackson
Travis Jackson
Chief Executive Officer (Principal Executive Officer)

