Form 10-Q
period 2023-09-30
MediXall Group, Inc.
filed 2024-06-20
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of June 18, 2024, the issuer had 159,755,335 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$9,667	$3,416
Other assets	3,484	8,083
Total current assets	13,151	11,499

Furniture and equipment, net	14,684	21,755
Intellectual property	136,500	156,000
Right-of-use-operating lease asset	—	260,177
Website and development costs	291,166	412,582
Total assets	455,501	862,013

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,446,051	$1,100,147
Accounts payable and accrued expenses - related party	610,290	610,290
Operating lease liability	—	75,691
Senior Convertible Debentures, net of discount of $106,443 and $166,167	3,648,015	2,555,793
Total current liabilities	5,704,356	4,341,921

Operating lease liability, net of current portion	—	189,457

Total liabilities	5,704,356	4,531,378

STOCKHOLDERS' DEFICIT:
Series A Convertible Preferred Stock, $0.001 par value, 1,000,000 authorized; 176,596 and 264,894 issued and outstanding	$177	$265
Series B Convertible Preferred Stock, $0.001 par value, 4,000,000 authorized 3,909,360 issued and outstanding	3,909	3,909
Common Stock, $0.001 par value 750,000,000 shares authorized; 130,487,491 and 122,187,491 shares issued and outstanding	130,487	122,182
Additional paid-in capital	30,338,317	28,817,084
Accumulated deficit	(35,721,745)	(32,612,805)
Total stockholders' deficit	(5,248,855)	(3,669,365)

Total liabilities and stockholders' deficit	455,501	862,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenue	$65,535	$20,766	$214,925	$39,025

Cost of Services	63,110	—	188,096	—
Gross Margin	2,425	20,766	26,829	39,025

Operating Expenses
Professional fees	519,787	227,914	1,630,894	824,527
Professional fees - related party	—	50,100	—	227,600
Management fees - related party	—	240,000	—	720,000
Personnel related expenses	162,345	273,120	649,593	2,587,035
Other selling, general and administrative	191,358	313,510	683,445	727,837
Interest Expense	37,002	—	171,837	—
Total Operating Expenses	910,492	1,104,644	3,135,769	5,086,999

Loss before income taxes	(908,067)	(1,083,878)	(3,108,940)	(5,047,974)

Income taxes	—	—	—	—

Net Loss	(908,067)	(1,083,878)	(3,108,940)	(5,047,974)

Less preferred stock dividends	78,996	78,995	234,410	234,410

Net Loss to common stockholders	$(987,063)	$(1,162,873)	$(3,343,350)	$(5,282,384)

Net loss per common stock
Basic	$(0.01)	$(0.01)	$(0.03)	$(0.05)
Diluted	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding during the periods
Basic and Diluted	130,487,491	116,886,659	126,048,154	115,896,191

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	264,894	$265	3,909,360	$3,909	110,864,595	110,864	$25,327,230	(25,782,390)	$(340,122)

Proceeds received pursuant to Placement Memorandum, net of $0 offering costs (Unaudited)	—	—	—	—	1,800,000	1,800	718,200	—	720,000
Common stock issued for services (Unaudited)	—	—	—	—	2,737,325	2,737	1,092,192	—	1,094,929
Common stock issued in exchange for right-to-use intellectual property (Unaudited)	—	—	—	—	500,000	500	235,500	—	236,000
Fair Value of warrants Issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	23,800	—	23,800
Net loss (Unaudited)	—	—	—	—	—	—	—	(2,410,102)	(2,410,102)
Balance, March 31, 2022 (Unaudited)	264,894	$265	3,909,360	$3,909	115,901,920	115,901	$27,396,922	(28,192,492)	$(675,495)

Proceeds received pursuant to Placement Memorandum, net of $0 offering costs (Unaudited)	—	—	—	—	101,250	102	40,398	—	40,500
Common stock issued for services (Unaudited)	—	—	—	—	1,231,869	1,232	364,166	—	365,398
Fair Value of warrants Issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	59,146	—	59,146
Net loss (Unaudited)	—	—	—	—	—	—	—	(1,553,994)	(1,553,994)
Balance, June 30, 2022 (Unaudited)	264,894	$265	3,909,360	$3,909	117,235,039	117,235	$27,860,632	(29,746,486)	$(1,764,445)

Fair Value of warrants Issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	174,750	—	174,750
Common stock issued for services (Unaudited)	—	—	—	—	182,000	182	72,618	—	72,800
Retirement of common shares issued for services (Unaudited)	—	—	—	—	(544,000)	(544)	(314,956)	—	(315,500)
Net loss (Unaudited)	—	—	—	—	—	—	—	(1,083,878)	(1,083,878)
Balance, September 30, 2022	264,894	$265	3,909,360	$3,909	116,873,039	116,873	$27,793,044	(30,830,364)	$(2,916,273)

Balance, December 31, 2022	264,894	$265	3,909,360	$3,909	122,182,860	122,182	$28,817,084	(32,612,805)	$(3,669,365)

Common stock issued for services (Unaudited)	—	—	—	—	—	—	467,980	—	467,980
Proceeds from the sale of common stock (Unaudited)	—	—	—	—	4,631	5	1,848	—	1,853
Fair value of Warrants issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	48,525	—	48,525
Net Loss (Unaudited)	—	—	—	—	—	—	—	(1,221,495)	(1,221,495)
Balance, March 31, 2023	264,894	$265	3,909,360	$3,909	122,187,491	122,187	$29,335,437	(33,834,300)	$(4,372,502)

Conversion of shares from preferred stock to common stock (Unaudited)	(88,298)	(88)	—	—	8,300,000	8,300	(8,212)	—	—
Common stock issued for services (Unaudited)	—	—	—	—	—	—	467,982	—	467,982
Fair Value of warrants Issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	45,781	—	45,781
Net loss (Unaudited)	—	—	—	—	—	—	—	(979,378)	(979,378)
Balance, June 30, 2023 (Unaudited)	176,596	$177	3,909,360	$3,909	130,487,491	130,487	$29,840,988	(34,813,678)	$(4,838,117)

Common stock issued for services (Unaudited)	—	—	—	—	—	—	467,982	—	467,982
Fair Value of warrants Issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	29,347	—	29,347
Net loss (Unaudited)	—	—	—	—	—	—	—	(908,067)	(908,067)
Balance, September 30, 2023 (Unaudited)	176,596	$177	3,909,360	$3,909	130,487,491	130,487	$30,338,317	(35,721,745)	$(5,248,855)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,108,940)	$(5,047,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	7,071	1,621
Common stock issued as compensation for services	1,403,944	1,217,627
Amortization of debenture discounts	183,377	59,781
Changes in operating assets and liabilities:
Other assets	4,599	(17,040)
Prepaid expenses- related party	—	276,043
Accounts payable and accrued expenses	345,904	257,638
Accounts payable and accrued expenses - related party	—	241,608
Net change in right-of-use operating lease asset and liability	(4,971)	3,196
Amortization of intellectual property	19,500	25,287
Amortization of website and development	121,416	19,411
Net cash used in operating activities	(1,028,100)	(2,962,802)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	1,853	760,500
Proceeds from issuance of convertible debentures	1,032,498	2,214,462
Net cash provided by financing activities	1,034,351	2,974,962

Net increase in cash	6,251	12,160

Cash at beginning of period	3,416	63,418

Cash at end of period	9,667	75,578

Supplemental disclosures of non-cash information
Issuance of Common Stock in exchange for the Intellectual Property	$—	$236,000
Discount issued with Convertible Debentures	$123,653	$257,695
Cash paid during the period for interest	$—	$—
Retirement of common shares issued for services	$—	$315,500

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

The Company saw minimal revenue for the nine months ended September 30, 2022 due to the developmental stage of its online healthcare platform along with a restructuring of its product offerings and targeted markets. During 2023, the Company has undergone a substantial transformation in both the Board of Directors and management. This shift has led to significant financial growth, with revenue of $65,535 in the third quarter of 2023 surpassing that of the same period in 2022 of $20,766 by over 3 times. Additionally, the nine-month revenue for 2023 was $214,925 as compared to $39,025 for the same period in 2022 representing an increase of 5 .5 times.

Moreover, the Company successfully reduced its net loss in the first nine months of 2023 by over $1.9 million from the same period in 2022. The net loss for the nine months ended September 30, 2023 was $3,108,940 versus $5,047,974 for the same period in 2022. For a comprehensive overview of our operations, mission, and strategic initiatives, please refer to the Management’s Discussion and Analysis section in this report.

The Company has the following wholly-owned subsidiaries: (1) Health Karma, Inc. which was established in 2020 to carry out the operations of MediXall Group Inc., (2) Medixaid, Inc., (3) MediXall.com, Inc., (4) IHL of Florida, Inc., which is dormant, and (5) Medixall Financial Group, which is dormant.

NOTE 2 – Going Concern

The Company had an accumulated deficit of $35,721,745 at September 30, 2023, and does not have sufficient operating cash flows. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to September 30, 2023, the Company issued $716,500 of convertible debentures.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2023 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on August 9, 2023.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of September 30, 2023. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

For the nine months ended September 30, 2023 and 2022, the Company generated revenues from selling bundle healthcare and well-being services to individuals, employer groups, organizations, associations, resellers, and third-party administrators. Our product offerings operate on a monthly subscription model with agreements and contracts typically spanning a 12-month commitment. We derive significant revenue stability and visibility from this structure. Under our per-membership-per-month (“PMPM”) subscription model, our client customers pay a monthly fee based on the total number of active memberships for that month times the contracted PMPM fee. This revenue generation model enables strong revenue stability as we establish long-term commitments with our clients, fostering a mutually beneficial partnership. The predictable monthly fee structure and the long-term nature of the contracts contribute to increased revenue visibility and forecasting accuracy. It also allows us to align our resources efficiently to meet the needs of our clients, ensuring high-quality service delivery throughout the contracted period. We recognize revenue monthly as the services are rendered and performance obligations are satisfied.

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

 Following is the computation of basic and diluted loss per share for the three and nine-months periods ended September 30, 2023 and 2022:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic and Diluted LPS Computation
Numerator:
Net loss	$(908,067)	$(1,083,878)	$(3,108,940)	$(5,047,974)
Series B Preferred Stock Dividends	78,996	78,995	234,410	234,410

Loss available to common stockholders	$(987,063)	$(1,162,873)	$(3,343,350)	$(5,282,384)

Denominator:
Basic and diluted LPS	$(0.01)	$(0.01)	$(0.03)	$(0.05)

Weighted average number of common shares outstanding	130,487,491	116,886,659	126,048,154	115,896,191

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Series A Preferred Stock (convertible)	16,600,000	24,900,000	16,600,000	24,900,000
Series B Preferred Stock (convertible)	15,637,490	15,367,440	15,637,490	15,637,440
Senior Convertible Debentures and Warrants	4,509,006	2,693,425	4,509,006	2,693,425

 Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if the forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three- and nine-month periods ended September 30, 2023 and 2022. However, there can be no assurances that future impairment tests will not result in a charge to operations.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies (continued)

Website and Development Costs

Internal and external costs incurred to develop the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of September 30, 2023 and December 31, 2022, the Company has met the capitalization requirements and then began to amortize the assets. Amortization is calculated using the straight line method over the estimated useful life of the assets, which management determined to be five years.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4 - Intellectual Property

Intellectual Property consists of the following:

Balances, September 30, 2023
Gross	$156,000
Accumulated amortization	(19,500)
Net carrying amount	$136,500

Estimated amortization expense for the intellectual property for each of the future years ending December 31 is as follows:

2023 (three months)	6,500
2024	26,000
2025	26,000
2026	26,000
2027	26,000
Thereafter	26,000
Total	$136,500

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. No common stock has been issued as of September 30, 2023 in satisfaction of the Series B preferred stock dividend. At September 30, 2023 undeclared cumulative Series B preferred stock dividends were $839,361.

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

NOTE 6 – Related Party Transactions

During the three and nine months ended September 30, 2023, there were no related party transactions.

NOTE 7 – Senior Convertible Debentures and Warrants

In March 2022, the Company entered into a securities purchase agreement in which the Company maximum offering amount is $5,000,000. For every $1,000 invested in the offering, the Investors will receive a Debenture with a face amount of $1,000 and Warrants to purchase 350 Common Shares at an exercise price that ranges from $0.75 to $1.50 per share expiring on April 30, 2027. Pursuant to this agreement, the Company has received proceeds from convertible debentures totaling $3,641,958. The interest rate is 8% and the maturity date is September 30, 2023. Interest is due quarterly on January 1, April 1, July 1, and October 1 of each year during which the debentures are outstanding. Interest was payable in shares of the Company’s common stock until December 1, 2022. Thereafter, the interest will be paid 50% in cash and 50% in the Company’s common stock. The outstanding debentures are convertible into shares of common stock at a price range from $1.00 to $2.00 per share. The debentures may be converted at any time after the issuance date until the debentures are paid off.

As of September 30, 2023, the Company’s common stock underlying the convertible debentures and warrants is subject to a registration rights agreement. The Company is required to use its reasonable best efforts to comply with the provisions of the registration rights agreement.

At September 30, 2023, the Company issued warrants to acquire up to an aggregate 1,274,687 shares of the Company’s common stock at an exercise price ranging from $0.75 to $1.50 per share. Each Warrant is exercisable by the Investor beginning on the effective date through the fifth-year anniversary thereof.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – Senior Convertible Debentures and Warrants (continued)

The fair value of each warrant issued during the nine months ended September 30, 2023 was estimated on the date of issuance using the Black-Scholes option pricing model with the following assumptions:

Stock price	$0.11-.68
Exercise price	$0.75
Risk-free interest rate	3.54-4.55%
Expected dividend yield	0.00%
Expected stock volatility	320.03-333.92%
Expected life in years	5.00

The expected life was based on the average life of the warrants. Expected volatility is based on historical volatility of Company's common stock. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of issuance. The dividend yield assumption is based on the Company's expectation of dividend payments.

The relative fair value of the warrants was $123,653 and was recorded as debt discount. During the three and nine months ended September 30, 2023, the Company amortized $64,172 and $183,377, respectively, of the debt discount to interest expense.

The following summarized the senior convertible debentures during the nine-month period ended September 30, 2023:

Senior Convertible Debentures at December 31, 2022	$2,555,793
Debentures Issued	1,032,498
Relative fair value of warrants issued as discount	(123,653)
Accretion of warrants issued as discount	183,377
Senior Convertible Debentures at September 30, 2023	$3,648,015

NOTE 8 – Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements as of September 30, 2023, and events which occurred subsequently but were not recognized in the unaudited condensed consolidated financial statements.

Subsequent to September 30, 2023, the Company has signed a new 2-year lease agreement as of March 1, 2024.

Pursuant to the terms of the lease agreement, the Company agreed to pay $1,112.97 per month to TGRJR, LLC for use of the commercial space.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – Subsequent Events (continued)

Subsequent to September 30, 2023, and as of the date of this filing, the Company issued $716,500 of convertible debentures.

(a) All the Convertible Debentures listed below have these identical terms: The Convertible Debentures bear interest at a rate of 8.0% per annum compounded quarterly, of which 4.0% is in kind and 4.0% is in monies, and will mature on March 31, 2024, unless earlier converted or redeemed. The Convertible Debentures are issued at a discounted rate of $0.32 per share.

(b) On October 6, 2023, the Company entered into a securities purchase agreement with Winston Marshall in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $50,000.

(c) On October 19, 2023, the Company entered into a securities purchase agreement with Kevin Maloney in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $40,000 .

(d) On November 7, 2023, the Company entered into a securities purchase agreement with Susan Poniatowksi Revocable Trust in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $12,500.

(e) On November 8, 2023, the Company entered into a securities purchase agreement with Kevin Maloney in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000.

(f) On November 10, 2023, the Company entered into a securities purchase agreement with Scott Powell in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000.

(g) On November 14, 2023, the Company entered into a securities purchase agreement with Brad Britton in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $10,000.

(h) On December 7, 2023, the Company entered into a securities purchase agreement with Christopher Fish in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $2,500.

(i) On December 7, 2023, the Company entered into a securities purchase agreement with Jeffrey Bryant in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000.

(j) On December 7, 2023, the Company entered into a securities purchase agreement with Leslie McCloud in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000.

(k) On December 13, 2023, the Company entered into a securities purchase agreement with Susan Poniatowksi Revocable Trust in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $12,500.

(l) On December 15, 2023, the Company entered into a securities purchase agreement with Antrim Properties in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $10,000.

(m) On December 20, 2023, the Company entered into a securities purchase agreement with James Paschall in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – Subsequent Events (continued)

(n) On January 5, 2024, the Company entered into a securities purchase agreement with Sydney & Suelan Brown in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $12,500.

(o) On January 8, 2024, the Company entered into a securities purchase agreement with Ransom Leppink in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000.

(p) On January 8, 2024, the Company entered into a securities purchase agreement with Kenneth Best in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000.

(q) On January 10, 2024, the Company entered into a securities purchase agreement with Kirk & Sandy Farris in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $50,000.

(r) On January 10, 2024, the Company entered into a securities purchase agreement with Scott Powell in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000.

(s) On January 10, 2024, the Company entered into a securities purchase agreement with John Keller in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $2,500.

(t) On January 12, 2024, the Company entered into a securities purchase agreement with Michael Shedlock Roth IRA in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $17,500.

(u) On January 23, 2024, the Company entered into a securities purchase agreement with Jeffrey Bryant in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000.

(v) On February 5, 2024, the Company entered into a securities purchase agreement with Terry Fangrad in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $3,750.

(w) On February 5, 2024, the Company entered into a securities purchase agreement with Oksana Batig in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $625.

(x) On February 5, 2024, the Company entered into a securities purchase agreement with Megan Stewart in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $625.

(y) On February 5, 2024, the Company entered into a securities purchase agreement with Stan Weiland in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $1,250.

(z) On February 13, 2024, the Company entered into a securities purchase agreement with In Trust of Maria Conti Barth in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $1,250.
13

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 8 – Subsequent Events (continued)

(aa) On February 22, 2024, the Company entered into a securities purchase agreement with Kevin Maloney in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $20,500.

(bb) On February 28, 2024, the Company entered into a securities purchase agreement with William J. Knapp in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $2,500.

(cc) On February 29, 2024, the Company entered into a securities purchase agreement with Antrim Properties in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $5,000.

(dd) On March 5, 2024, the Company entered into a securities purchase agreement with Joseph Barth Jr. in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $2,500.

(ee) On March 13, 2024, the Company entered into a securities purchase agreement with Provident Trust Group LLC FBO Ransom Leppink Roth in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $6,000.

(ff) On March 14, 2024, the Company entered into a securities purchase agreement with Winston Marshall in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $100,000.

(gg) On March 27, 2024, the Company entered into a securities purchase agreement with Kirk & Sandy Farris in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $70,000.

(hh) On April 8, 2024, the Company entered into a securities purchase agreement with Kevin Maloney in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000.

(ii) On April 18, 2024, the Company entered into a securities purchase agreement with Byron Cook in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000

(jj) On April 23, 2024, the Company entered into a securities purchase agreement with Kevin Maloney in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $20,000.

(kk) On May 9, 2024, Company entered into a securities purchase agreement with Susan Poniatowski Revocable Trust in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000.

(ll) On May 10, 2024, the Company entered into a securities purchase agreement with Scott Powell in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000.

(mm) On May 24, 2024, the Company entered into a securities purchase agreement with James Paschall in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $7,500.

(nn) On May 31, 2024, the Company entered into a securities purchase agreement with Brad Britton in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $10,000.

(oo) On June 10, 2024, the Company entered into a securities purchase agreement with Chris Yegen in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $25,000.

(pp) On June 11, 2024, the Company entered into a securities purchase agreement Purchase Agreement with Kevin Maloney in connection with the issuance and sale by the Company of convertible debentures in an aggregate principal amount of $15,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such forward-looking statements include statements regarding, among other things, matters associated with:

•	our ability to continue as a going concern,
•	our history of losses which we expect to continue,
•	the significant amount of liabilities due to related parties,
•	our ability to raise sufficient capital to fund our company,
•	our ability to integrate acquisitions and the operations of acquired companies,
•	the limited experience of our management in the operations of a public company,
•	potential weaknesses in our internal control over financial reporting,
•	increased costs associated with reporting obligations as a public company,
•	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,
•	the ability of our board of directors to issue preferred stock without the consent of our stockholders,
•	our management controls the voting of our outstanding securities,
•	the conversion of shares of Series A and B preferred stock will be very dilutive to our existing common stockholders,
•	risks associated with and unique to health care,
•	risks associated with stability of the internet, data security, exposure to data breach, and
•	risk associated with using third-party providers for the deliverables of our products and services.

You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2022, as the same may be amended from time to time, and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

Our 1st Moment solutions extend their transformative reach, delivering profound benefits to a wide spectrum of stakeholders that includes corporations, resellers, first responders, public safety agencies, healthcare providers, educational institutions (comprising students, faculty, and staff), as well as various associations and organizations. Through our strategic offerings, we aim to revolutionize outcomes and bring unparalleled value to these diverse groups. Drawing on our expertise, wealth of experience, expansive provider network, and cutting-edge methodologies, we empower individuals and entities to establish a robust framework for mental, physical, and social well-being. This empowerment enables our clients to proactively manage risks, enhance productivity, and cultivate healthier environments. As we persist in our journey of evolution and innovation, we maintain an unwavering dedication to refining the 'first moment' response, ensuring sustained improvements in overall outcomes and enduring advantages for our esteemed clientele.

Client examples are: third party administrators such as Free Market Administrators and Invicta Benefits Group which have embedded our solutions into their product offerings to their partners which include some of the top-rated carriers, benefits providers, and insurance agencies in the country; individual organizations such as Michigan Chamber of Commerce, Provident Insurance Solutions, Cosmo Cabinets, Goddard Schools, The Museum of Contemporary Art Cleveland, Tri-County Jobs for Ohio’s Graduates, Commissary Express; as well as benefit providers/resellers who have bundled our unique solutions into their product offerings: Aloha Elements, National Consumer Benefits Association, Foundation Mental Wellness, and Pinnacle Training Systems.

During 2023, the Company underwent a nearly complete change in the Board of Directors and management resulting in a substantial transformation of the Company’s focus, product offerings, and channel emphasis. This shift has led to significant financial growth, with revenue in the third quarter of 2023 of $65,535 surpassing $20,766 for the same period in 2022 by nearly 3 times. Additionally, the nine-month revenue for 2023 was $214,925 versus $39,025 for the same period in 2022; an increase of 5.5 times.

Moreover, the Company successfully reduced its net loss in the first nine months of 2023 by over $1.9 million to $3,108,940 in 2023 versus $5,047,974 for the same period in 2022. This is the result of the new management taking decisive steps to reduce costs by moving its corporate office, continuing the remote work strategy started under pandemic conditions, dramatically reducing the number of employees by procuring out-sourced marketing expertise, its AI-driven User Experience/User Interface (UX/UI) platform, as well as its IT development and maintenance.

Going Concern

We have incurred net losses of approximately $35.7 million since inception through September 30, 2023. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2022 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three-Month Period Ended September 30, 2023 Compared to the Three-Month Period Ended September 30, 2022

Revenue

Revenue for the three months ended September 30, 2023 was $65,535 surpassing that of the same period in 2022 of $20,766 by over 3 times.

Moreover, the Company successfully reduced its Net Loss in the three months ended September 30, 2023 by $175,811 from the same period in 2022. The Net Loss for the three months ended September 30, 2023 was $908,067 versus $1,083,878 for the same period in 2022.

Operating Expenses

A summary of our operating expense for the three-month periods ended September 30, 2023 and 2022 follows:

	Three Months Ended September 30,		Increase /
	2023	2022	(Decrease)
Operating expense
Professional fees	$519,787	$227,914	$291,873
Professional fees – related party	—	50,100	(50,100)
Management fee – related party	—	240,000	(240,000)
Personnel related expenses	162,345	273,120	(110,775)
Other selling, general, and administrative	191,358	313,510	(122,152)
Interest expense	37,002	—	37,002
Total operating expense	910,492	1,104,644	(194,152)

 Operating expenses decreased $194,152 or 17.6%, to $910,492 during the three months ended September 30, 2023 compared to $1,104,644 during the same period in 2022. The decrease in total operating expenses is primarily due to:

1.

The decrease in personnel related expenses of $110,775, primarily resulting from the termination of employees during the three-month period ended September 30, 2023 compared to the three-month period ended September 30, 2022.

2.	The decrease in related party fees of a combined $290,100, due to the elimination of related party transactions and relationships during the three-month period ended September 30, 2023 compared to the three-month period ended September 30, 2022.

Nine-Month Period Ended September 30, 2023 Compared to the Nine-Month Period Ended September 30, 2022

Revenue

Revenue for the nine-month period ended September 30, 2023 was $214,925 as compared to $39,025 for the same period in 2022 representing an increase of 5.5 times compared to 2022.

Moreover, the Company successfully reduced its Net Loss in the nine months ended September 30, 2023 by $1,939,034 from the same period in 2022. The Net Loss for the nine months ended September 30, 2023 was $3,108,940 versus $5,047,974 for the same period in 2022.

Operating Expenses

A summary of our operating expense for the nine-month periods ended September 30, 2023 and 2022 follows:

	Nine Months Ended September 30,		Increase /
	2023	2022	(Decrease)
Operating expense
Professional fees	$1,630,894	$824,527	$806,367
Professional fees – related party	—	227,600	(227,600)
Management fee – related party	—	720,000	(720,000)
Personnel related expenses	649,593	2,587,035	(1,937,442)
Other selling, general, and administrative	683,445	727,837	(44,392)
Interest expense	171,837	—	171,837
Total operating expense	3,135,769	5,086,999	(1,951,230)

Operating expenses decreased $1,951,230, or 38.4%, to $3,135,769 during the nine months ended September 30, 2023 compared to $5,086,999 during the same period in 2022. The decrease in total operating expenses is primarily due to:

1.	The decrease in personnel related expenses of $1,937,442 is primarily resulted from the termination of employees during the nine-month period ended September 30, 2023 compared to the nine-month period ended September 30, 2022.

2.	The decrease in related party fees of a combined $947,600 is due to the elimination of related party transactions and relationships during the nine-month period ended September 30, 2023 compared to the nine-month period ended September 30, 2022.

We expect expenses to decrease as we move forward as the Company continues its remote work strategy started under pandemic conditions, and dramatically reduced the number of employees by procuring out-sourced marketing expertise along with its AI-driven User Experience/User Interface (UX/UI) platform as well as its IT development and maintenance.

 Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At September 30, 2023, we had $9,667 in cash and a net working capital deficit of $5,691,205.

For the nine-month period ended September 30, 2023, we raised $1,853 and $1,032,498 from sales of our restricted common stock and issuance of convertible debt, respectively.

Net cash used in operating activities for the nine-month period ended September 30, 2023 was $1,028,100, as compared to $2,962,802 for the same nine-month period in 2022. This change primarily results from our lower net loss, offset by fluctuations in accounts payable and accrued expenses, reduction in operating lease liability and an elimination in any transactions between related entities.

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

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational, and regulatory risks, including the potential risk of business failure. For information regarding such risks and uncertainties, see Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as the same may be amended or updated from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2023.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected, or corrected in a company’s condensed consolidated financial statements.

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that as of September 30, 2023, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

None during the three-month period ended September 30, 2023

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2023, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Chief Executive Officer *
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Principal Financial Officer*
32.1	Section 1350 Certification of Chief Executive Officer **
32.2	Section 1350 Certification of Principal Financial Officer **
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document) *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

———————

* Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediXall Group, Inc.

Dated: June 20, 2024	By:	/s/ Shane Glavin
Shane Glavin
Principal Financial Officer
Dated: June 20, 2024	By:	/s/ Travis Jackson
Travis Jackson
Chief Executive Officer (Principal Executive Officer)

