Form 10-K
period 2023-12-31
MediXall Group, Inc.
filed 2025-01-27
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2024) based upon the closing sale price of the registrant’s common stock on the OTCPK that day was $95,853 as computed by reference to the price at which the common equity was last sold, which was $0.0006 on that date.

As of January 22, 2025, there were 216,670,067 shares of the registrant’s common stock outstanding.

Subsequent to December 31, 2023, the Company converted $4,363,458 of convertible debentures to common stock, of which $177,500 remain to be converted.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

MediXall Group, Inc.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2023

OTHER PERTINENT INFORMATION

We maintain one website healthkarmagroup.com. Information on this website is not a part of this report and is not incorporated herein by reference.

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

i

Forward-Looking Statements

This Form 10-K contains forward-looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this Report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance, or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

Such forward-looking statements include statements regarding, among other things, matters associated with:

●	our ability to continue as a going concern;
●	our history of losses which we expect to continue;
●	the significant amount of liabilities due to related parties;
●	our ability to raise sufficient capital to fund our company;
●	our ability to integrate acquisitions and the operations of acquired companies;
●	the limited experience of our management in the operations of a public company;
●	potential weaknesses in our internal control over financial reporting;
●	increased costs associated with reporting obligations as a public company;
●	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock;
●	the ability of our board of directors to issue preferred stock without the consent of our stockholders;
●	our management controls the voting of our outstanding securities;
●	the conversion of shares of Series A and B preferred stock will be very dilutive to our existing common stockholders;
●	risks associated with and unique to health care;
●	risks associated with stability of the internet, data security, exposure to data breach, and
●	risk associated with using third-party providers for the deliverables of our products and services.

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

Although forward-looking statements in this Form 10-K reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks, and factors that may cause actual results to be materially different from those discussed in these forward-looking statements. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Accordingly, you are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Form 10-K.

We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Form 10-K, other than as may be required by applicable law or regulation.

ii

PART I

ITEM 1. BUSINESS.

Overview

MediXall Group, Inc. (OTCPK:MDXL) (the "Company “or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. The Company had various name changes since, to reflect changes in the Company’s operating strategies.

MediXall Group, Inc. is an innovation-driven solutions company purposefully designed and structured around delivering practical, value-based, customized solutions to individual members, employers, and organizations which will enhance their overall physical health, mental health and well-being, increase productivity, and help control the cost of care of the individual, the employer, or organization. Our unique, tailored, proactive solutions are accessed anytime, anywhere, through our proprietary Member Portal; thereby delivering timely, quality care to individuals, employees, and members.

Our operating subsidiary is Health Karma Inc. (“Health Karma”). Its name merges “health” with “karma” as our mission is to enhance the physical and mental health and well-being of our clients and members. Our branding focus is around 1st Moment™ (“1st Moment”). Most healthcare companies focus on the downstream of the healthcare system after a healthcare event has occurred. Health Karma is positioned to address the 1st Moment a healthcare event occurs. It is in providing preemptive proactive solutions in shaping the success of mental, physical, and social well-being outcomes in the first moment of any healthcare situation which best determines the cost of and success of the outcome. Our solutions have a far-reaching impact, benefiting a diverse array of stakeholders, including corporations, Third Party Administrators (TPA’s), insurance companies, healthcare benefits providers and resellers, Professional Employer Organizations (PEO’s), first responders, public safety agencies, educational institutions (including students, faculty, and staff), as well as associations and organizations.

By leveraging our expertise, experience, and cutting-edge methodologies, we empower individuals and organizations to establish a solid foundation for mental, physical, and social well-being. This, in turn, enables our clients to mitigate risks, improve productivity, and foster healthier environments. Health Karma is dedicated to delivering comprehensive solutions tailored to the unique needs of each stakeholder, ultimately driving positive change and substantial cost reductions. As we continue to evolve and innovate, our commitment to enhancing the "first moment" response remains unwavering, ensuring improved overall outcomes and lasting benefits for our valued clients.

The Company generated minimal revenue in 2022 as its online healthcare platform was still in the application and development stage. During 2023, the Company had undergone a nearly complete change in the Board of Directors, its management, and its operations. Although this change has been challenging, this shift has led to significant financial growth. In fact, the Company’s revenue in 2023 was $309,422 which is over 5 times the 2022 revenue of $59,268.

The new management has taken decisive steps to reduce costs by moving its business office, continuing the remote work strategy started under pandemic conditions, and significantly reduced the number of employees by procuring out-sourced marketing expertise, its AI-driven User Experience/User Interface (UX/UI) platform, as well as its IT development and maintenance. This effort has resulted in reducing the net loss in 2023 by 2.3 million to $4,563,406 in 2023 versus a net loss of $6,830,415 in 2022.

Our Solutions: Who We Serve

Currently Health Karma is focused on providing the 1st Moment Solutions along with our various product SKUs and Value-added Enhancements to service the following categories:

Organizations desiring Mental, Behavioral, & Emotional Health Support

It is common knowledge that the mental health crisis was exacerbated by the COVID-19 pandemic. A CNN/Kaiser Family Foundation poll shows 90% of Americans feel we are in a mental health crisis. A report in JAMA Health Forum has noted that 38% more people are in mental health care since the onset of the pandemic than before. Consider these facts from a comprehensive study by the National Council for Mental Wellbeing:

•	The demand for mental health services is stronger than ever, with nearly six in 10 (56%) Americans seeking or wanting to seek mental health services either for themselves or for a loved one.
•	Mental health services in the U.S. are insufficient despite more than half of Americans (56%) seeking help.
•	While most Americans have heard of telehealth as an option for treating mental health issues, only 7% have reported using it. When asked if they would be open to using telehealth, almost half, or 45%, of Americans who have not already tried telehealth services said they would be open to the idea of trying a service to address a current or future mental health need.

The behavioral health market has traditionally been underserved for a number of reasons, including as a result of inadequate access, a limited universe of qualified providers, high cost and social stigma. That is why we created our Behavioral 1st Moment Solutions to focus on providing mental health care exactly when and how is needed, instead of waiting days or weeks for an appointment to see a mental health provider. We believe this specialized offering for behavioral health can help to remove or reduce the burdens associated with traditional face-to-face mental health services by improving convenience through confidential immediate 24/7/365 access to master’s-level behavioral health clinicians.

Most other telehealth behavioral health offerings can be accessed 24/7/365 to either schedule a consultation or await a call-back when a clinician is available. Because of the size and scale of our behavioral health providers, our Behavioral 1st Moment Solutions provide immediate 24/7/365 in-the-moment access to master’s level clinicians from anywhere in the U.S. via telehealth, or via a scheduled video consultation on a secure platform.

Our Behavioral 1st Moment Solutions includes the following options to both our member and their immediate family:

•	Virtual 24/7/365 immediate on-demand telephonic or secure video consultation with master’s level behavioral health clinicians to address any emotional or behavioral health concern such as anxiety, stress, depression, addiction, bullying, grief, and other life/work balance issues.
•	On-going scheduled short-term therapy sessions with the same clinician.
•	Access to a psychiatrist or psychiatric nurse practitioner to provide psychiatric medication management at a discounted fee.

Distracted and Injured Employees

Work comp cost and claims are a major issue for all businesses but especially for Small to Midsize Businesses (“SMBs”):

•	The National Safety Council estimates that the total cost of work injuries in 2020 was $164 billion; representing a cost of $1,100 per employee.
•	Further the Council estimates that a US worker is injured every 7 seconds which equates to 7 million work-related injuries per year.
•	If work comp fraud were a legitimate business, it would rank among Fortune 500 companies according to Property Casualty 360.

According to the Assurance Agency estimate, 70% of physical workplace injuries are minor and do not require sending the injured worker to Urgent Care or the ER which results in the incident becoming a work comp claim. Overextension, slips, trips, falls, contact with equipment account for 86% of injuries according to the NCCI. Many of these incidents can be mitigated from becoming a work comp claim by providing immediate medical attention from a licensed medical practitioner who may prescribe home or self-care versus sending the injured employee to Urgent Care or the ER.

Our Workers 1st Moment Solution is a pre-claim, preemptive, 24/7/365 solution for both physical and mental injuries and incidences to reduce work comp claims, costs, fraud, and unnecessary and over-utilized case management. Our solution incorporates virtual telephonic or secure app 24/7/365 to licensed Registered Nurses who immediately triage the injury and provide the appropriate level of care for the injury. Over 40% of the time the Registered Nurse can provide home or self-care to the injured employee. Plus, all triage calls are recorded and accessible for future use which assists to mitigate wok comp fraud.

If the injured worker is directed to Urgent Care or the ER, then a work comp claim is established which requires filing all the required state and OSHA work comp reports, which is a huge burden for SMBs. Liberty Mutual estimates that delayed reporting of an injury by one week increases claims by 10%, & 30 days by 50%. With our Workers 1st Moment Solution, immediately after the triage, the Registered Nurse prepares and distributes all the required reports including the Incident Report, Provider Notice, First Report of Injury, the required OSHA reports, plus any other state-specific required reports.

According to Workers Compensation.com, 75% of employees struggle with an issue which affects their mental health. Our solution combines behavioral health consultations to mitigate the primary reasons injuries happen in the workplace which is distracted employees. This is provided with our Workers 1st Moment Solution by virtual 24/7/365 immediate on-demand consultation with master’s-level behavioral health clinicians to address employees emotional and behavioral issues thereby keeping them focused, on-the-job and safe.

Support of First Responders, Healthcare, Security, Military

According to the Center for Disease Control, First Responders, including law enforcement officers, firefighters, emergency medical services (EMS) clinicians, and public safety telecommunicators, are crucial to ensuring public safety and health. First Responders may be at elevated risk for suicide because of the environments in which they work, their culture, and stress, both occupational and personal. This stress can be acute (associated with a specific incident) or chronic (an accumulation of day-to-day stress). Occupational stress in First Responders is associated with increased risk of mental health issues, including hopelessness, anxiety, depression, post-traumatic stress, as well as suicidal behaviors such as suicidal ideation (thinking about or planning suicide) and attempts. First Responder depression is real, with 13% suffering in some way. Twenty-six percent display signs of post-traumatic stress disorder (PTSD) and 25% are at high risk for suicide

According to a survey done by the International Association of Fire Fighters, 22% will fit criteria for PTSD during their career, and individuals with PTSD are 6 times more likely to attempt suicide. Around 75% of police officers have reported experiencing a traumatic event, but less than half of them told their agency about it (Fleischmann et al., 2016), while an estimated 125 to 300 police officers commit suicide every year. EMS technicians are 1.39 times more likely to die by suicide than the public. And regarding public safety telecommunicators and 911 operators, studies have found that between 17% and 24% of public safety telecommunicators have symptoms of PTSD and 24% have symptoms of depression.

And not just First Responders. According to Medscape, approximately one doctor a day commits suicide; and on average 10% have thoughts of suicide. Over 5% of nurses experienced suicidal ideation; it was estimated that nurses had significantly higher odds (38%) of having suicidal thoughts than other workers. And according to the American Addiction Centers, on average about 17 Veterans commit suicide each day.

This population needs support to address the stress, anxiety, depression, and suicide ideation on them and their immediate family. And they need a solution which is confidential and anonymous as according to a 2019 study of over 7,000 fire fighters by the International Association of Fire Fighters, 81% said they would not seek mental health care from their department or peer support for fear they will be seen as weak or unfit for duty.

Responders 1st Moment Solution was created to help First Responders, public safety, hospital employees, security personnel, active military, veterans and their families through emotional and behavioral health concerns. Our solution includes:

•	A Trauma Helpline which provides 24/7/365 confidential, informal, and anonymous consultations with behavioral health clinicians experienced in critical incident stress management and guides the individual to compartmentalize trauma.
•	Behavioral Health Consultations for all immediate family members of the First Responders to address and alleviate work or personal behavioral/emotional health issues.
•	Behavioral Risk Management Consultations to provide frontline management with professional support to quickly identify, deal with, and deploy appropriate resources for "at-risk" employees.
•	Peer Support, Wellness, HR Consultations to provide guidance for intervention strategies, helps determine when a situation is emergent or high-risk, strategizes how to refer/connect a fellow responder to a clinician trusted by the agency/employer.

Support for Students, Faculty, Staff

The mental health crisis extends to students, as the National Alliance on Mental Health in 2019 estimates that 64% of college students withdraw from education due to mental health-related reasons. According to the first National College Health Risk Behavior Survey, 10.3% of respondents reported seriously considering attempting suicide, 6.7% had made a suicide plan, and 1.5% reported they had attempted suicide one or more times in the 12 months preceding the survey. This shows that suicidal behavior falls on a continuum. And it’s not just the students. According to a 2024 survey by Timely Care, 55% of faculty and staff are experiencing mental health issues, such as depression, anxiety, or stress.

Our Academic 1st Moment Solution for students, faculty, and staff was created for universities and high school districts to delivers the following confidential and anonymous support to their student base as well as the faculty and staff:

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

Customized Solutions Tailored to the Needs and Pain Points of our Clients

The mission of Health Karma is to enhance the health and well-being of our clients. And we do not adhere to the “one size fits all” philosophy. Unlike most others in our industry which offer specific programs and solutions, we believe in the power of customization. This is why we prioritize a client organization crafting our 1st Moment Solutions to specifically design the solution which meets the unique needs and desires of the organization. With Health Karma, the path to optimal health and well-being is the organizations to define.

In 2023, we totally redesigned our database and IT system such that an organization can easily choose the specific products and options which best addresses its needs and pain points

Our 1st Moment Solutions provide our members with convenient and affordable access to best-in-class care, whenever and wherever, while driving down overall healthcare costs. We provide a comprehensive way to offer supplemental health benefits to any and all employees, including part-time and gig workers, which include independent contractors, on-demand platform workers (ie Uber, Lyft, etc.), freelancer, and other temporary workers, who typically are not eligible for benefits. Our customized 1st Moment Solutions are ideal for the small companies who cannot afford to provide health insurance to their employees as well as an adjunct for high-deductible health insurance plans.

Our customizable 1st Moment Solutions include:

•	Scheduled Virtual Primary Care with a dedicated licensed MD
•	24/7/365 access to Virtual Urgent Care with a licensed MD
•	24/7/365 access to licensed master’s level behavioral health clinicians
•	24/7/365 access to veterinarians for dogs and cats
•	24/7/36 access to Registered Nurses for workplace injuries

Plus, an organization can customize its solution with any of our Value-added Enhancements which include Rx, Vision, Dental, Hearing as well as other health and well-being savings.

Our Revenue Generation

Our product offerings operate on a monthly subscription model, typically involving 12-month agreements. This structure provides us with significant revenue stability and visibility.

Under our per-membership-per-month (“PMPM”) or per-employee-per-month (“PEPM”) subscription models, we enter into contracts with companies, organizations, associations, and resellers. These entities pay a monthly fee based on the number of active memberships each month.

This approach offers our members and their dependents unlimited access to a broad range of services without additional fees for increased utilization. The membership covers comprehensive support for mental, physical, and social well-being. However, services outside the membership scope may incur extra charges. Our revenue model fosters strong revenue stability by establishing long-term commitments with clients, creating mutually beneficial partnerships. The predictable monthly fees and long-term contracts enhance revenue visibility and forecasting accuracy. This allows us to efficiently allocate resources to meet client needs, ensuring high-quality service delivery throughout the contract period.

Our Market Opportunities: Size and Trends

The U.S. health care spending grew 4.1 percent in 2022, reaching $4.5 trillion or $13,493 per person.  As a share of the nation's Gross Domestic Product, health spending accounted for 17.3 percent according to The National Health Expenditure Accounts (NHEA). By 2031, the total health expenditure of the United States is forecasted to reach some 7.1 trillion U.S. dollars according to Statista. Below summarizes the specific opportunities which Health Karma is focused upon.

The Mental Health Crisis in the United States

The United States is currently facing a severe and escalating mental health crisis, necessitating immediate attention. According to the National Institute of Mental Health 2021, astonishingly, around 1 in 5 adults, or approximately 51.5 million individuals, experience mental illness each year. Depression, affecting over 17.3 million adults, stands out as one of the most prevalent mental health disorders. These figures demonstrate the widespread impact and urgency of the situation.

According to a Deloitte analysis, the economic burden of mental health inequities in the United States could reach $477.5 billion in 2024 and $1.3 trillion by 2040. This could amount to a cost of roughly $42,000 per person in the US. A separate study by HealthDay News estimates that mental illness costs the US economy $282 billion annually, which is about 1.7% of the country's annual spending. The National Council for Mental Wellbeing comprehensive study shows the demand for mental health services is stronger than ever, with nearly 6 in 10 (56%) Americans seeking or wanting to seek mental health services either for themselves or for a loved one.

These significant statistics, unequivocally underscore the urgent need to address the mental health crisis in the United States. It is crucial to focus efforts on implementing comprehensive and innovative solutions which mitigate the economic, social, and personal consequences of this crisis while promoting improved mental well-being for all.

Evolving Attitudes Among Individuals and Employers Towards Virtual Telehealth

Supported by increasing deregulation and broad societal shifts, demand for and provision of virtual medical and behavioral health services is surging. Telehealth and telemedicine enables more efficient allocation and utilization of existing clinical resources that could otherwise go unused. With an aging population requiring more complex care and a younger generation that is accustomed to digital technology, telehealth offers an efficient way to leverage finite resources.

While telemedicine visits have since declined for their peak during the COVID 19 Pandemic, according to a recent JAMA article, recent estimates suggest steady use. In 2021 and 2022, 20% and 39% of adults respectively had telemedicine health care encounters.

While most Americans have heard of telehealth as an option for treating mental health issues, only 7% have reported using it. When asked if they would be open to using it, almost half, or 45%, of Americans who have not already tried telehealth services said they would be open to the idea of trying a service to address a current or future mental health need according to the National Council of Mental Wellbeing.

Work Comp Industry Fraud, Waste, and Abuse

According to IBISWorld, the US workers' compensation insurance industry was valued at $55 billion in 2023. Workers’ compensation insurance premiums are a significant cost of doing business. When combined with payroll tax requirements, some employers may incur costs of 60% to 70% of their payroll for insurance and taxes.

However, fraud, waste, and abuse is an unfortunate fact of life for workers’ compensation payers who must contend with a variety of issues that drive up costs, compromise care for injured workers, and undermine the workers’ compensation system. According to The Coalition Against Insurance Fraud, workers’ compensation insurance fraud costs are estimated to be $34 billion per year, with $25 billion attributed to employer fraud and $9 billion attributed to worker fraud.   Worker fraud is when an employee misrepresents the facts of an injury in some way, such as exaggerating symptoms to prolong paid time off, making a claim for an injury that occurred outside of work, or faking an illness or injury altogether.

Possibly the most expensive type of fraud that impacts workers’ compensation payers is healthcare/provider fraud. Work comp payers must provide all necessary medical care for injured workers, which makes them highly susceptible to healthcare system fraud, which is estimated to total $100 to $300 billion per year across public and private payers, according to the National Healthcare Anti-Fraud Association. The range of medical products and services needed for injured workers’ recovery is broad and the opportunities for fraud, waste, and abuse in workers’ comp healthcare are many.

The best way to address this issue along with the unnecessary and overutilized case management in work comp is by providing a pre-claim, preventive work comp solution to address the fact that according to the Assurance Agency estimate, 70% of physical workplace injuries are minor and do not require clinical intervention which results in the minor injury becoming a work comp claim.

Healthcare is a Top Priority for Employers

To attract and retain staff, employers are looking to make significant investments in health benefits; yet, as commercial insurance costs have reached record highs, employers and employees remain frustrated. Barriers to accessing timely care during the day and after business hours cause employees to miss work and lose productivity. As a result, many employees self- direct themselves to higher cost settings such as emergency rooms. Efficient healthcare needs to be available 24/7/365 from anywhere that employee happens to be.

Rising health care costs are causing many employers to question whether they can afford to offer health benefits to their employees. According to the Kaiser Family Foundation’s 2023 Employer Health Benefits Survey, it costs up to $23,968 each year for employer-sponsored family health coverage for covered workers in small firms. The International Foundation of Employee Benefits Plans found that employers are projecting a 7% hike for healthcare costs in 2024, while Aon projects healthcare costs could increase as high as 8.5%

As costs continue to rise, a common way to offset them is to adjust benefits, such as increasing deductibles or copays, lowering coinsurance and increasing out-of-pocket limits. At a certain point, when the benefits become too lean, employees’ perception of their benefits deteriorates.

Health Insurance is Tailored to Large Enterprises More Significantly than Small Businesses

Small businesses — defined as 500 employees or less by the US Small Business Administration (SBA) — are a key part of economic growth and job creation in the United States. According to the SBA as of January 2024, there are over 33 million small business in the US, making up 99.9% of all US businesses and providing employment for 61.6 million Americans which is 46.4% of private sector employees, and contribute significantly to the American economy.

More jobs are also traditionally created by small businesses and new company formation than by large corporations. Since the first quarter of 2021, small businesses have accounted for 53 percent of 12.2 million total net job creation across all firm sizes per the US Bureau of Labor Statistics.

Yet most health insurance providers focus primarily on creating solutions and businesses models targeting large self-insured employers and payors, leaving the small-to-midsize employer (SMBs) and individual market completely underserved. We believe there are three reasons why existing providers haven’t focused on this market. First, SMBs are fragmented and hard to reach. Relative to the value they bring in, the cost of reaching and serving them has traditionally been too high to warrant the effort unless you can sell multiple products to them. Second, there is significant signup friction for benefits and healthcare products. Lastly, benefits products can be costly for SMBs to offer to employees, which results in many just forgoing benefits altogether. The lack of access to simple, low-cost healthcare and benefits solutions has had a significant impact on the recruitment and retention efforts of SMBs and the well-being of their employees.

Further without advantages such as a larger pool of insured employees, more bargaining power with health insurance companies, and the benefit of full-time human resources personnel, small-business owners are often left with little recourse and few options when a health insurance carrier hikes costs. In addition, many small employers have been hanging on during the pandemic and are just starting to rebound. They may not be able to afford full insurance, but they need their employees to stay, as turnover is costly.

We believe where there is a gap, there is an opportunity. This is why we have put tremendous focus into building a customized health and well-being platform to address any size company including and especially SMBs.

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

While approximately 156 million Americans, about half the U.S. population, gets health insurance through an employer, now more than one-third of the workforce works in the gig economy full- or part-time. According to Upwork, 64 million Americans freelanced in 2023, which is an all-time high and represents 38% of the US workforce. This is an increase of 4 million from 2022. And this trend is continuing as over 85% of freelancers say the best days are ahead for freelancing, and according to Statista, this number is expected to swell to 90 million by 2028.

Despite the trend however, this group of people are underserved from a health coverage standpoint compared to W2 full-time employees. Per a study by the Medical Expenditure Panel Survey, one in four self-employed workers lack health insurance coverage. Consequently, it is imperative to identify ways to improve health care insurance access for self-employed working-age US adults.

The Under and Non-Insured

And then there is the growing under and non-insured adults. According to findings from the Commonwealth Fund Biennial Health Insurance Survey in 2022, 43% percent of working-age adults were inadequately insured. These individuals were either uninsured (9%), had a gap in coverage over the past year (11%), or were insured all year but were underinsured, meaning that their coverage didn't provide them with affordable access to health care (23%).

Further, 46% of respondents said they had skipped or delayed care because of the cost, and 42 % said they had problems paying medical bills or were paying off medical debt. Half (49%) said they would be unable to pay for an unexpected $1,000 medical bill within 30 days.

These promising macro-economic trends and our expanding capabilities in health and well-being solutions together create substantial opportunities for on-demand, consumer-driven healthcare to tackle the most pressing and universal healthcare challenges. Health Karma is uniquely positioned to address these challenges through our affordable, easily accessible online health and well-being solutions. By aligning with consumer demand, our offerings provide health plans, employers, the independent freelance worker as well as the under and non-insured with cost-effective alternatives which not only meets their beneficiaries' needs but also addresses critical pain points such as workers' compensation claims and related costs.

Our Market Channels:

Below are the various market channels we are using to address the various Market Opportunities;

Employer Groups

Providing health benefits to employees is costly, complicated, and time-consuming for SMBs. While larger organizations are starting to realize the cost of traditional group health insurance is becoming unsustainable, the annual rate hikes and increasing premium prices are even more of a concern for SMBs with smaller budgets to dedicate to their employees’ healthcare.

Small and medium-sized businesses (SMBs) often struggle to meet the minimum participation requirements for group health insurance plans. This challenge arises because many employees are covered under parents' insurance, qualify for Medicare, or simply opt out of group plans. Additionally, SMBs' reliance on part-time and 1099 contract workers further limits eligibility for traditional health insurance. Health Karma offers a flexible health benefits solution tailored for SMBs. Our platform provides comprehensive benefits, resources, tools, and advantages typically available only to large corporations. With Health Karma, SMB owners can afford solutions that contribute to healthier and happier employees. With fewer tiers in the organization’s hierarchy and less people involved in the decision-making process, one of the benefits to working with SMBs is they generally have a much quicker buying process than larger employers.

Health Karma is focused on 3 types of employers

•	Employers that don’t offer insurance or that have a high number of part time, 1099, or employees without social security numbers. These types of employees face significant challenges. These types of employees often represent the highest turnover, which incurs substantial costs. Traditional health insurance plans do not consider these employees eligible for benefits, and even if they were, the expense of health insurance remains prohibitively high. These employers likely want to provide some form of benefits to reduce turnover and associated costs but find current options unaffordable.
•	Employers that offer health insurance coverage that have a high deductible. Due to persistent double-digit increases in health insurance costs, many companies have been forced to raise deductibles annually. As a result, it is common to see plans with deductibles as high as $3,000 for individuals and $6,000 for families. This creates a significant financial burden for employees, who may hesitate to seek necessary mental health counseling or medical care due to out-of-pocket costs. These financial constraints, coupled with rising expenses for essentials such as gas, food, and rent, can deter employees from addressing health issues early. Unaddressed health concerns often escalate into crises, leading to lost work time, reduced productivity, and additional costs for employers.
•	Employers that have high Workers Comp claims. According to the National Safety Council, in the United States in 2021, a worker was injured on the job every 7 seconds, leading to approximately 7 million workplace injuries annually and total costs exceeding $160 billion. Around 70% of these injuries are minor and do not require clinical intervention. The primary causes—overexertion, slips, trips, falls, and contact with equipment—account for 86% of all workplace injuries. The issue is further complicated by fraudulent injury claims, often driven by aggressive litigators, which if considered a legitimate business, would rank among Fortune 500 companies. Small and medium-sized businesses (SMBs) face significant challenges in managing these injuries due to limited resources, often resorting to urgent care or emergency room visits regardless of injury severity. Additionally, compliance with state workers' compensation regulations and OSHA injury reporting requirements imposes a substantial burden on smaller businesses that lack dedicated risk management personnel.

Health Insurance Brokers, General Agencies, Third Party Administrators, and Insured Health Benefits Providers

Most employers do not manage benefits selection alone; thousands of licensed and trained insurance brokers serve as trusted advisors to small and large businesses, guiding them through the complexities of benefits management. According to National Small Business Association, 80% of small and midsize businesses rely on insurance brokers for benefit management. These brokers act as key intermediaries between insurance carriers and the widely dispersed SMB population, which often lacks the dedicated personnel and technology budgets to make fully informed benefit decisions on their own. By educating SMBs about their health benefit options, insurance brokers and agents play a crucial role in helping clients select the right products.

In the sales, education, and distribution of health benefits to small and mid-size employers, individuals, associations, and some large employers, insurance brokers play a crucial role. Brokers engage directly with business owners and human resources teams to sell or renew policies, adjusting based on specific needs. These relationships are often cultivated over many years, with companies relying heavily on their brokers for annual advice on benefit packages. Additionally, brokers seek to expand their business by offering unique benefits that attract new clients. It is common for employers to consult with their brokers before adding any new health benefit.

To enhance and accelerate the expansion of our health insurance broker relationships, we partner with general agencies, managing general agents, insured health benefits providers, and third party administrators. These organizations offer brokers the administrative support, product education, and foundational resources needed to grow their business. By collaborating with these entities, we gain access to hundreds of brokers without the need to individually onboard and train each one. This approach significantly streamlines our expansion efforts and maximizes our reach in the market.

In addition, our unique Health Karma 1st Moment Solutions have attracted the interest of health insurance companies, health sharing organizations, and health benefits providers. These organizations, which we refer to as "resellers," are integrating our solutions into their product offerings at a wholesale price, enabling them to bundle or package our offerings with their core products and programs. This strategy allows us to leverage their extensive sales and marketing efforts, thereby amplifying our reach and impact in the marketplace.

Associations, Chambers, PEO’s, Other Membership Organizations

Our distribution strategy significantly benefits from our partnerships with Associations, Chambers of Commerce, Professional Employer Organizations (PEOs), and similar entities, allowing us to effectively reach highly targeted member populations and expand our market presence. These organizations typically generate revenue through member dues and non-dues revenue, and Health Karma enhances both streams. By entering agreements with us, these organizations can offer Health Karma 1st Moment Solutions to their end-user customers or members as a benefit, reward, loyalty program component, or part of existing products and services. This integration helps increase member dues and foster membership growth, while also providing a new source of non-dues revenue through a revenue-sharing model on new memberships driven by the organization. Our partnerships thus enhance the value proposition for members and create tangible financial benefits for these organizations.

Municipalities and Public Service Departments

According to data from the National League of Cities, there are 36,000 municipalities and local governments in the United States, including 18,700 municipalities with populations under 50,000, 16,360 towns and townships, and 4,031 county governments. These smaller municipalities and governments face the same issues as smaller companies, such as managing many 1099 workers, part-timers, and employees with limited health benefits, as well as handling workplace injuries, work comp claims, fraud, and reporting requirements. Our Health Karma Solutions specifically address these issues and pain points.

When examining the Public Service Departments and the First Responder market, according to the National Law Enforcement Officers Memorial Fund, there are over 800,000 law enforcement officers in the U.S.; the U.S. National Fire Department registry reports 1.2 million firefighters, including 795,000 volunteers; the National Association of State EMS Officials cites 219,000 EMS professionals; and the U.S. Bureau of Labor Statistics notes approximately 400,000 correction officers, all represented by 75,000 departments or organizations. This constitutes a significant market opportunity for our Responders 1st Moment Solutions to address trauma, PTSD, disability, and suicide ideations among First Responders. Additionally, this does not account for the 800,000 ER nurses and doctors according to Zippia Emergency Room Statistics and the NIH, or the 2 million active and reserve military personnel reported by Defense Department data, and over 2 million retired military according to Statista 2023, all of whom can benefit from our solutions.

Colleges, Universities, High Schools

According to the National Center for Education Statistics (NCES), there are approximately 6,000 colleges and universities in the U.S., with 4,000 being degree-granting institutions. The National Student Clearinghouse Research Center reports that undergraduate enrollments in 2021 were 17.5 million, representing a nearly 10% decline following the pandemic, and almost 600 institutions have closed over the past three years. As a result, retention and recruitment have become critical issues for higher education, alongside increasing concerns about supporting the mental and emotional well-being of their student population. Additionally, the NCES indicates there are approximately 24,000 secondary or high schools in the U.S. With the mental health crisis impacting both colleges and high schools, the emphasis on providing confidential emotional and behavioral health support programs is growing. Our Health Karma Academic 1st Moment Solutions offer an excellent solution to address this crisis.

Opportunistic Mergers & Acquisitions and Product Development

Health Karma is well positioned to further expand our solutions through opportunistic acquisitions or product development that responds to the evolving and expanding needs of our client base. Our technology platform is designed for easy integration with non-native technologies, offering a single cohesive experience. We plan to take a disciplined approach to strategically acquire complementary capabilities and service lines, which may include healthcare FinTech platforms, third-party providers. TPA’s, wellness and coaching platforms, workers comp solutions, and other virtual behavioral and care coordination platforms.

Our Technology

The Health Karma's technology infrastructure is a highly scalable, agnostic platform that integrates all key functions to support ongoing growth and client needs. Core features include:

•	Platform Agnosticism: Effortless implementation of new functionalities and smooth integration with various external systems.
•	Scalability: Efficiently scales to accommodate service expansion and increased user interactions.
•	Comprehensive Integration: Integrates critical functions like bulk membership data uploads, billing, multiple user portals, and comprehensive login capabilities.
•	Adaptability: Easily adaptable to new products and services, allowing tailored client solutions and swift market response.
•	Third-Party Integration: Supports seamless integration with third-party content and services.
•	Compliance and Security: Ensures HIPAA-compliant data security and privacy.
•	Multi-Functional Support: Includes administrative tools such as forms, agreement templates, CRM, and admin panels.

This robust platform positions Health Karma to meet growth demands and innovate, delivering exceptional value to members, partners, and clients.

Our Sales & Marketing

Health Karma prioritizes member growth through a strategic distribution channel that leverages direct sales, independent referral partners, and channel consultants alongside key influencers. We employ customized marketing and sales strategies tailored to each distribution and market channel, including account-based marketing, business development initiatives, and dedicated client service focused on acquiring new clients and engaging members during enrollment. This comprehensive approach achieves optimal results while maintaining a lean direct sales force. By harnessing the power of resellers, channel partners, and other organizations, we bolster our reach and drive significant revenue growth, efficiently scaling our operations while capitalizing on the expertise and connections of our valued partners.

Our Customer/Client Services and Support

At Health Karma, we recognize the significant responsibilities our clients bear in running their businesses effectively. To support them, we offer comprehensive end-to-end client support, including full profile data conversion and import, live onboarding, and technical support through telephone, email, and screen sharing. Additionally, we provide in-software self-service tools and educational resources to empower our clients, ensuring every Health Karma member has the best possible experience.

To facilitate a seamless transition, we onboard new clients through interactive resources, training materials, and live training sessions via web conference. These sessions are complemented by self-service setup checklists, online help materials, and ongoing webinars tailored to their specific needs. We also engage actively with our clients to understand their business goals, objectives, and pain points. Through targeted education on relevant features, products, and services, as well as sharing industry best practices, we enhance adoption and drive their success on our platform. We collaborate with our clients to develop personalized success plans and maintain regular outreach to monitor their progress.

We provide customer service and support via multiple channels, including phone, chat, email, and self-help knowledge centers. All customer service and support activities are handled exclusively by our in-house personnel, who deeply align with our core value of "customer obsession."

Our Competition

While we believe there are currently no direct competitors offering the full suite of immediate in-the-moment 1st Moment customized solutions tailored to the specific needs and pain points of our prospect organizations, several large companies provide components of virtual telehealth or address conditions competing with our solutions. These include companies primarily focused on telehealth, health and wellness management, and the delivery of on-demand access to healthcare, well-being, and mental health services. We also compete with larger providers that generally offer telehealth services on behalf of self-insured employers and insurance plans. In parts of the behavioral health market, we face competition from public and private organizations with similar product offerings for consumers. Competition focuses on technology, breadth and depth of functionality, range of associated services, operational experience, customer support, extent of customer base, and reputation.

Our Regulatory Environment

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

Requirements Regarding the Privacy and Security of Personal Information

U.S. HIPAA and Other Privacy and Security Requirements. There are many U.S. federal and state laws and regulations related to the privacy and security of personal health information. Additionally, regulations promulgated pursuant to the Health Insurance Portability and Accountability Act of 1996 and its implementing regulations (collectively, “HIPAA”), establishes privacy and security standards that limit the use and disclosure of protected health information and require the implementation of administrative, physical and technical safeguards to ensure the confidentiality, integrity and availability of individually identifiable health information in electronic form. Any health plan customers, as well as health care clearinghouses and certain providers with which we may have or may establish business relationships, are covered entities that are regulated under HIPAA. The Health Information Technology for Economic and Clinical Health Act (“HITECH”), which became effective on February 17, 2010, significantly expanded HIPAA’s privacy and security requirements. Among other things, HITECH makes HIPAA’s privacy and security standards directly applicable to “business associates,” who are independent contractors or agents of covered entities that create, receive, maintain, or transmit protected health information in connection with providing a service for or on behalf of a covered entity. Under HIPAA and our contractual agreements with our customers, we are considered a “business associate” to our customers and thus are directly subject to HIPAA’s privacy and security standards. In order to provide our covered entity customers with services that involve the use or disclosure of protected health information, HIPAA requires our customers to enter into business associate agreements with it. Such agreements must, among other things, require us to:

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

Our Employees

As of December 31, 2023, we had 7 full-time employees. Over the past 12 months, the Company has significantly reduced its workforce by procuring outsourced marketing expertise, utilizing an AI-driven User Experience/User Interface (UX/UI) platform, and outsourcing IT development and maintenance. Additionally, we onboarded a full-time senior accountant and engaged a fractional CFO organization to handle our financial reporting and activities.

We believe that we maintain a satisfactory working relationship with our employees and have not experienced any labor disputes. We recognize the importance of a diverse workforce to our success and are committed to hiring, retaining, and advancing women and underrepresented populations while fostering an inclusive corporate culture. In the future, we intend to evaluate our use of human capital measures or objectives in managing our business, focusing on the development, attraction, and retention of personnel and maintaining diversity in our workforce.

At the core of our business success lies the well-being of our employees. We are dedicated to fostering their health, safety, and overall well-being through a comprehensive array of flexible and convenient health and wellness programs. These benefits include financial security safeguards that support employees and their families during times requiring absence from work or impacting financial stability; tools and resources for maintaining and improving physical and mental health, encouraging healthy behaviors; and personalized benefits allowing choice and customization to meet the unique needs of our employees and their families. By investing in these programs, we demonstrate our unwavering commitment to the holistic well-being of our employees and their families, ensuring they are supported both personally and professionally.

Recent Developments

Clawback Policy

On August 10, 2024, the Company’s Board of Directors adopted a Compensation Recovery Policy (the “Policy”). The Policy is intended to further the Company’s pay-for-performance philosophy and to comply with applicable law by providing for the reasonably prompt recovery of certain incentive-based compensation received by executive officers in the event of an accounting restatement. The Policy is intended to comply with, and will be interpreted in a manner consistent with, Section 10D of the Exchange Act, with Exchange Act Rule 10D-1 and with the Nasdaq listing standards.

Pursuant to the Policy, if the Company is required to prepare an accounting restatement due to the material noncompliance by the Company with any financial reporting requirement under the securities laws, including any required accounting restatement to correct an error in previously issued financial statements that is material to the previously issued financial statements, or that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period (an “Accounting Restatement”), then the Compensation Committee must determine the Excess Compensation (as hereinafter defined), if any, that must be recovered. The Company’s obligation to recover Excess Compensation is not dependent on if or when the restated financial statements are filed. The Company must recover Excess Compensation reasonably promptly and executive officers are required to repay Excess Compensation to the Company, subject to the terms of the Policy.

The Policy applies to certain incentive-based compensation that is received on or after August 10, 2024, during the three completed fiscal years immediately preceding the Accounting Restatement determination date, as provided in the Policy (the “Covered Period”) while the Company has a class of securities listed on a national securities exchange. The incentive-based compensation is considered “Clawback Eligible Incentive-Based Compensation” if the incentive-based compensation is received by a person after such person became an executive officer and the person served as an executive officer at any time during the performance period to which the incentive-based compensation applies. The “Excess Compensation” that is subject to recovery under the Policy is the amount of Clawback Eligible Incentive-Based Compensation that exceeds the amount of Clawback Eligible Incentive-Based Compensation that otherwise would have been received had such Clawback Eligible Incentive-Based Compensation been determined based on the restated amounts (this is referred to in the listing standards as “erroneously awarded incentive-based compensation”).

Settlement Agreement

At July 25, 2024, the control individuals of TBG, Timothy Hart and Neil Swartz, maintained ownership of 5,066,133 shares of the Company’s Common Stock and $610,000 net balance of any and all debts and related type items owed to them or their related companies. This amounts to $547,650 due to TKCI, which TBG bought out from TKCI, and $62,640 due to R3 Accounting.

On July 25, 2024, the Company entered into a Settlement Agreement with TBG, which released the Company of any and all debts and related type items owed to related parties, TKCI and R3.

ITEM 1A. RISK FACTORS.

Before you invest in our securities, you should be aware that there are various risks. You should carefully consider these risk factors, together with all of the other information included in this Annual Report on Form 10-k before you decide to purchase our securities. If any of the following risks and uncertainties develop into actual events, our business, financial condition or results of operations could be materially adversely affected.

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

Limited Control of Our Business Model and Dependance on third parties.

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

Our auditors have indicated that there is substantial doubt about our ability to continue as a going concern.

To date, we have not been profitable and have incurred significant losses and cash flow deficits. For the fiscal years ended December 31, 2023 and 2022, we generated operating revenues of $309,422 and $59,268, respectively, and reported net losses of $4,563,406 and $6,830,415, respectively, and negative cash flow from operating activities of $1,229,546 and $3,561,083, respectively. As noted in our consolidated financial statements, as of December 31, 2023, we had an accumulated deficit of $37.2 million. We anticipate that we will continue to report losses and negative cash flow into 2024. Our auditors have raised substantial doubt regarding our ability to continue as a going concern as a result of our historical recurring losses and negative cash flows from operations as well as our dependence on private equity and financing.

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

Achieving revenue will require that MediXall develop a functional platform and build the necessary infrastructure to support sales, technical and client support functions. We cannot assure you that we can develop this infrastructure or will have the capital to do so and no commitments for needed capital are in place. MediXall will continue to design plans to establish growth, adding sales and sales support resources as capital permits, but at this time these plans are untested. If MediXall is unable to use any of its anticipated marketing initiatives or the cost of such initiatives were to significantly increase or such initiatives or its efforts to satisfy existing clients are not successful, MediXall may not be able to attract clients or retain existing clients on a cost- effective basis and, as a result, our revenue and results of operations would be affected adversely.

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

The laws relating to the liability of providers of online and mobile marketing services for activities of their users are in their infancy and currently unsettled within the U.S. Future regulations could affect our ability to provide current or future programming.

We will depend on the services of our executives and outside contractors and providers.

We depend on the services of our executive officers, directors, and outside contractors and providers. The loss of the services of any of our executives could materially harm our business. In addition, we do not presently maintain a key-man life insurance policy on any of our officers or directors.

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

These information systems and applications will require continual investment for maintenance, upgrades and enhancement to meet our operational needs and to handle our expansion and growth. Any inability or failure to properly maintain management information systems, successfully update or expand processing capability or develop new capabilities to meet our business needs in a timely manner could result in operational disruptions, loss of existing customers, difficulty in attracting new customers, impairment of the implementation of our growth strategies, delays in settling disputes with customers and providers, regulatory problems, increases in administrative expenses, loss of our ability to produce timely and accurate reports and other adverse consequences. To the extent a failure in maintaining effective information systems occurs, we may need to contract for these services with third-party management companies, which may be on less favorable terms to us and significantly disrupt our operations and information flow. Furthermore, our business requires the secure transmission of confidential information over public networks. Because of the confidential information we store and transmit, security breaches could expose us to the risk of regulatory action, litigation, possible liability and loss. Our security measures may prove inadequate to prevent security breaches and our business operations and profitability would be adversely affected by cancellation of contracts, loss of members and potential criminal and civil sanctions if security breaches occur.

General economic conditions, industry cycles, financial, business, and other factors affecting our operations, many of which are beyond our control, may affect our future performance.

General economic conditions, industry cycles, financial, business, and other factors may affect our operations. If we cannot generate sufficient cash flow from operations in the future, we may, among other things, be required to take one or more of the following actions:

●	seek additional financing in the debt or equity markets;

●	refinance or restructure all or a portion of our indebtedness;

●	sell selected assets;

●	reduce or delay planned capital expenditures; or,

●	discontinue operations.

In addition, any financing, refinancing, or sale of assets might not be available on economically favorable terms, which may prevent us from future expansion and growth in new markets and, thus, negatively affect our business and financial condition.

Risks Related to Our Intellectual Property

If we are unable to prevent unauthorized use or disclosure of our proprietary trade secrets and unpatented know-how, our ability to compete will be harmed.

Proprietary trade secrets, copyrights, trademarks, and unpatented know-how are also very important to our business. We will rely on a combination of patents, trade secrets, copyrights, trademarks, confidentiality agreements, and other contractual provisions and technical security measures to protect certain aspects of our intellectual property, especially where we do not believe that patent protection is appropriate or obtainable. We will require our employees and consultants to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also will require our employees and consultants to disclose and assign to us all inventions conceived during the term of their employment or engagement while using our property or which relate to our business; however, these measures may not be adequate to safeguard our proprietary intellectual property and conflicts may, nonetheless, arise regarding ownership of inventions. Such conflicts may lead to the loss or impairment of our intellectual property or to expensive litigation to defend our rights against competitors who may be better funded and have superior resources. Our employees, consultants, contractors and other advisors may unintentionally or willfully disclose our confidential information to competitors. In addition, confidentiality agreements may be unenforceable or may not provide an adequate remedy in the event of unauthorized disclosure. Enforcing a claim that a third party illegally obtained and is using our trade secrets is expensive and time consuming, and the outcome is unpredictable. Moreover, our competitors may independently develop equivalent knowledge, methods and know-how. Unauthorized parties may also attempt to copy or reverse-engineer certain aspects of the MediXall platform that we consider proprietary. As a result, third parties attempt to use our proprietary technology or information, and our ability to compete in the market would be adversely affected.

RISKS RELATED TO OUR COMMON STOCK

Trading on the OTC Markets is volatile and sporadic, which could depress the market price of our common stock and make it difficult for our stockholders to resell their common stock.

Our common stock is quoted on the OTCPK tier of the OTC Markets Group, Inc. (“OTC Markets”). Trading in securities quoted on the OTC Markets is often thin and characterized by wide fluctuations in trading prices, due to many factors, some of which may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, the OTC Markets is not a stock exchange, and trading of securities on the OTC Markets is often more sporadic than the trading of securities listed on a quotation system like Nasdaq Capital Market or a stock exchange like the NYSE American. These factors may result in investors having difficulty reselling any shares of our common stock. Our common stock is not currently publicly traded.

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

The sale of a substantial number of shares of our common stock may cause the price of the common stock to decline.

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

Being a public company results in additional expenses, diverts management’s attention, and could also adversely affect our ability to attract and retain qualified directors.

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

RISKS RELATED TO HEALTHCARE INDUSTRY

The healthcare regulatory and political framework is uncertain and evolving, and we cannot predict the effect that further healthcare reform and other changes in government programs may have on our business, financial condition, or results of operations.

Healthcare laws and regulations are rapidly evolving and may change significantly in the future, which could adversely affect our financial condition and results of operations. For example, the ACA, which includes a variety of healthcare reform provisions and requirements that may become effective at varying times through 2023, substantially changes the way healthcare is financed by both governmental and private insurers and may significantly impact our industry. Further changes to the ACA and related healthcare regulation remain under consideration. In addition, current proposals to implement a single payer or “Medicare for all” system in the U.S., if adopted would likely have a material adverse effect on our business. The full impact of recent healthcare reform and other changes in the healthcare industry and in healthcare spending is unknown, and we are unable to predict accurately what effect the ACA or other healthcare reform measures that may be adopted in the future will have on our business.

The healthcare industry is rapidly evolving and the market for technology-enabled services that empower healthcare consumers is relatively immature and unproven. If we are not successful in promoting and improving the benefits of our platform, our growth may be limited, and our business may be adversely affected.

The market for our products and services is subject to rapid and significant change and competition. The market for technology-enabled services that empower healthcare consumers is characterized by rapid technological change, new product and service introductions, evolving industry standards, changing customer needs, existing competition and the entrance of non- traditional competitors. In addition, there may be a limited-time opportunity to achieve and maintain a significant share of this market due in part to the rapidly evolving nature of the healthcare and technology industries and the substantial resources available to our existing and potential competitors. The market for technology-enabled services that empower healthcare consumers is relatively new and unproven, and it is uncertain whether this market will achieve and sustain high levels of demand and market adoption.

Our success depends to a substantial extent on the willingness of consumers to increase their use of technology platforms to manage their healthcare options, the ability of our platform to increase consumer engagement, and our ability to demonstrate the value of our platform to our potential customers. If customers do not recognize or acknowledge the benefits of our platform or our platform does not drive consumer engagement, then the market for our products and services might develop more slowly than we expect, which could adversely affect our operating results. In addition, we have limited insight into trends that might develop and affect our business. We might make errors in predicting and reacting to relevant business, legal and regulatory trends, which could harm our business. If any of these events occur, it could materially adversely affect our business, financial condition, or results of operations.

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

Healthcare is an extremely complex and regulated industry in the U.S. There are many laws and regulations that could have a material effect on our business, including but not limited to, the HIPAA, and federal and state regulations controlling patient, provider and intermediary relationships. We have taken, and will continue to take, precautions to ensure compliance with applicable statutes and regulations; however, there is no guarantee we will be success in our efforts, and even an unintentional violation of law could have a material adverse effect on our operations and business.

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

We do not provide medical care. Rather, we help connect individuals and employers to providers of medical care, products, and services. However, we could be a party to lawsuits related to the service we provide through our contractors, and that could include risk of medical malpractice claims which could increase our insurance premiums, expose us to legal defense cost, and/or impact the brand of the Company, which could lead to a reduction in the number of customers we have and could have a material adverse effect on our revenues and profits.

Our use and disclosure of personally identifiable information, including health information, and other personal data is subject to federal, state, and foreign privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our Client base, membership base, and revenue.

Numerous federal, state and foreign laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability, and integrity of PII, including PHI. In particular, in the U.S., HIPAA establishes a set of basic national privacy and security standards for the protection of PHI by health plans, healthcare clearinghouses, and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us. HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical, and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. However, a single breach incident can result in violations of multiple standards, which could result in significant fines. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts will be able to award damages, costs, and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI. Any such penalties or lawsuits could harm our business, financial condition, results of operations, and reputation.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA-covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that has more than a low probability of compromising the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public website. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity, and security of PII, including PHI and other personal data. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Clients and potentially exposing us to additional expense, adverse publicity, and liability. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. There are many other state-based data privacy and security laws and regulations that may impact our business. All of these evolving compliance and operational requirements impose significant costs that are likely to increase over time, may require us to modify our data processing practices and policies, divert resources from other initiatives and projects, and could restrict the way services involving data are offered, all of which may adversely affect our business, financial condition, and results of operations. For example, U.S. states have begun to introduce more comprehensive data protection laws. The CCPA went into effect in January 2020 and established a new privacy framework for covered businesses such as ours that expands the scope of personal information and provides new privacy rights for California residents. These changes required us to modify our data processing practices and policies and incur compliance-related costs and expenses. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches, which may increase the likelihood and cost of data breach litigation. Additionally, the CPRA went into effect on January 1, 2023 and significantly modifies the CCPA by, among other things, creating a dedicated privacy regulatory agency, requiring businesses to implement data minimization and data integrity principles, and imposing additional requirements for contracts addressing the processing of personal information. Numerous states have enacted, or are currently reviewing, legislation that is similar to the CCPA and/or CPRA. For example, the Virginia Consumer Data Protect Act, the Colorado Privacy Act, the Connecticut Data Privacy Act, and the Utah Consumer Privacy Act became effective in 2023. There are also bills that have been approved or are going through the legislative process in many more states. In 2022, a draft of the American Data Privacy and Protection Act was released and would be a comprehensive federal data privacy law that would seek to ease the burden of a patchwork of overlapping but different state laws. These changes may result in further uncertainty with respect to privacy, data protection, and information security issues and will require us to incur additional costs and expenses in an effort to comply.

New health information standards, whether implemented pursuant to HIPAA, congressional action, or otherwise, could have a significant effect on the manner in which we must handle healthcare-related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions and our reputation could be harmed.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive Client and member data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting Client and member confidence. Members may curtail their use of, or stop using, our services or our Client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties, and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals, and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to Clients or other business partners in an effort to maintain our business relationships after a breach, and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of Client and member information, and thus rely on third parties to manage functions that have material cybersecurity risks. We attempt to address these risks by requiring outsourcing subcontractors who handle Client and member information to sign business associate agreements and/or data processing agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of Client and members’ proprietary and protected health information.

If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims, and complying with regulatory or court orders. For example, we have been subject to litigation alleging improper disclosure and/or use of PII and PHI. We also engage in digital marketing which has come under additional scrutiny by the FTC and state regulators. If our practices are deemed to have been unlawful or deceptive or potentially a violation of FTC requirements, it could lead to significant liabilities and consequences including, without limitation, costs of responding to investigations, defending against litigation, including class action suits, settling claims, complying with regulatory or court orders, and managing public relations and Client and member concerns associated with such violations. For example, see Note 19. “Legal Matters,” to the consolidated financial statements for additional information regarding the settlement and consent order entered into with the FTC and the related putative class-action litigations, which have resulted in certain changes to the operation of the BetterHelp business.

While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, form of consents we obtain, or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for our company since they are governed by the Telephone Consumer Protection Act, which allows for private right of action and class action lawsuits and is enforced by the Federal Communications Commission. Numerous class action suits under federal and state laws have been filed against companies that conduct SMS texting programs, with many resulting in multi-million-dollar settlements for the plaintiffs. Any such future litigation against us could be costly and time-consuming to defend.

Further, there are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure, and protection of PII and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with such laws, regulations, and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €10,000,000 or up to 2% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the data protection rules imposed by the GDPR we may be required to put in place additional mechanisms to ensure compliance. In addition, privacy laws are developing quickly in other jurisdictions where we operate, which impose similar accountability, transparency, and security obligations. These additional privacy law obligations may be onerous and adversely affect our business, financial condition, results of operations, and prospects.

In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EU to the U.S. If one or more of the legal bases for transferring PII from Europe to the U.S. is invalidated, or if we are unable to transfer PII between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results. Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state, or international privacy, data-retention or data-protection-related laws, regulations, orders, or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business.

Finally, federal, state, and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention, and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand, or our reputation with customers. For example, some countries have adopted laws mandating that PII regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service, and business operations to limit PII processing to within individual countries could increase our operating costs significantly.

Changes to consumer privacy laws could adversely affect our ability to market our offerings effectively and may require us to change our business practices or expend significant amounts on compliance with such laws.

We rely on a variety of direct marketing techniques, including email marketing, online advertising and direct mailings. Any further restrictions in laws such as the CAN-SPAM Act, the Telephone Consumer Protection Act, the Do-Not-Call-Implementation Act, applicable Federal Communications Commission telemarketing rules (including the declaratory ruling affirming the blocking of unwanted robocalls), the FTC Privacy Rule, Safeguards Rule, Consumer Report Information Disposal Rule, Telemarketing Sales Rule, Canada’s Anti-Spam Law and various U.S. state laws, or new federal or state laws and regulations on marketing and solicitation or international privacy, e-privacy, and anti-spam laws that govern these activities could adversely affect the continuing effectiveness of email, online advertising and direct mailing techniques and could force further changes in our marketing strategy. In particular, these laws may require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and in some cases, provide customers the opportunity to “opt out” of the use of their information for certain purposes, any of which could limit our ability to leverage existing and future databases of information or require us to develop alternative marketing strategies, any of which could have a material adverse effect on our financial condition, results of operations, and cash flows.

We must comply with U.S. federal, state, and foreign requirements regarding notice and consent to obtain, use, share, transmit and store certain personal information. Furthermore, we may face conflicting obligations arising from the potential concurrent application of laws of multiple jurisdictions. In the event that we are not able to reconcile such obligations, we may be required to change business practices or face liability or sanction.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 1C. CYBERSECURITY.

Risk Management and Strategy

We recognize the increasing significance that cybersecurity has to our operations and the success of our business, as well as the need to continually assess cybersecurity risk and evolve our response in the face of a rapidly and ever-changing environment. We process and maintain sensitive data on our Clients and members, including in the form of PHI and PII. In addition, we maintain intellectual property for our solutions and personal information of our employees. Because of the data we manage, we are subject to various cybersecurity threats that, if they materialized, could adversely affect our business, employees, Clients, and members through impacts to the confidentiality, integrity, and/or availability of our systems. We maintain a cybersecurity program and controls as part of our enterprise risk management program in an effort to reduce the risk of exposure of our information and systems.

To assess, identify, and manage the risks of cybersecurity threats to our information system, we maintain a cybersecurity program, including policies and controls, which are regularly reviewed through internal and external assessments.

We have controls in place intended to assess our cybersecurity posture and prevent successful access to our critical systems, including, but not limited to: vulnerability scanning on systems and applications; endpoint detection capabilities to identify malware and other indicators of threat activity; multifactor authentication; and blocking of malicious e-mail. In addition, we also provide annual cybersecurity awareness training for our employees. Further, we engage with an external security firm to perform regular penetration testing. We subject our critical third-party service providers to risk assessment prior to engagement, and periodically thereafter, to identify material risks. Additionally, we have a process to engage with these third parties to understand potential impacts of, and remediation efforts associated with, critical vulnerabilities.

To stay abreast of the evolving threat landscape, we actively engage with key vendors, industry information sharing, and intelligence and law enforcement communities. These engagements serve as inputs into understanding techniques and tactics being used by threat actors and in expanding the countermeasures we use to protect Teladoc Health.

In the event of a potential cybersecurity incident, or a series of related cybersecurity incidents, we have a documented security incident response plan that provides a consistent approach to identifying and classifying the incident as well as a defined escalation process to management to assess the materiality.

Despite the efforts outlined above, we cannot ensure that we will not be subject to any cybersecurity incidents or threats. See “Risk Factors Risks Related to Information Technology” for additional information. To date, management has not determined that any cybersecurity incidents the Company has experienced would have resulted in, or are reasonably likely to result in, a material impact to its financial condition, results of operations, or business strategy.

Governance

Cybersecurity risk oversight continues to remain a top priority for our Board. The audit committee of our Board maintains primary responsibility related to overseeing our cybersecurity risk as part of its program of regular risk management oversight. This includes, but is not limited to, the overall maturity and strategy of our cybersecurity program.

We have a rigorous and comprehensive cybersecurity program managed by a dedicated team of subject matter experts and is led by our Information Security Manager (“ISM”), who has extensive cybersecurity experience. We have implemented telehealth industry standard processes, policies, and tools, including regularly scheduled vulnerability scanning and third-party penetration testing to reduce the risk of vulnerabilities in our system.

Our ISM regularly engages with other members of our executive management team to discuss cyber risk, including the Chief Executive Officer, Board of Directors, Executive Committees, among others, as well as the audit committee of our Board. Our executive management team has the appropriate expertise, background, and depth of experience to manage risk arising from cybersecurity threats. Executive management has also participated in cybersecurity tabletop exercises to test our cyber response playbooks.

ITEM 2. PROPERTIES.

We do not own any real property. The Company relocated and now has a 2-year renewable lease with TGRJR, LLC at 104 N 4th Street, Leesburg FL 34748, for which we pay approximately $1,113 per month, and a short-term lease with Regus at 2255 Glades Road, Boca Raton, FL 33431, for which we pay approximately $850 per month.

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

Holders

As of January 22, 2025, 216,670,067 shares of common stock are issued and outstanding held by approximately 955 stockholders of record (this number does not include stockholders who hold their stock through brokers, banks and other nominees).

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2023, we entered into the following securities transactions;

●	We did not receive any proceeds net of offering costs pursuant to a Private Placement Memorandum.

●	We did not issue any shares of restricted common stock for services rendered by employees, advisors and independent contractors of the Company.

During the year ended December 31, 2022, we entered into the following securities transactions;

●	We received proceeds of $780,500 net of offering costs of $0 pursuant to a Private Placement Memorandum and for which 1,951,250 shares of restricted common stock were issued.

●	We issued 8,811,015 shares of restricted common stock for services rendered by employees, advisors and independent contractors of the Company with a fair market value of $1,964,864.

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

Overview

The Company’s business model is purposefully designed and structured around delivering practical, value-based, customized solutions to individual members, employers, and organizations which will enhance their overall physical health, mental health, and well-being, to help control the cost of care of the individual, the employer, or membership-based organization as well as to increase productivity. Our unique, customized, proactive solutions are available anytime, anywhere, delivering timely, quality care to individuals, employees, and members. Our operating subsidiary is Health Karma Inc. Our name merges “health” with “karma” as our mission is to enhance the physical and mental health and well-being of our clients and members.

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

Client examples are: third party administrators and health benefits providers such as Free Market Administrators which have embedded our solutions into their product offerings to their partners which include some of the top-rated carriers, benefits providers, and insurance agencies in the country such as Thin Blue Line Benefits; individual organizations such as Michigan Chamber of Commerce, Provident Insurance Solutions, Cosmo Cabinets, Goddard Schools, The Museum of Contemporary Art Cleveland, Tri-County Jobs for Ohio’s Graduates, Commissary Express; as well as benefit providers/resellers who have bundled our unique solutions into their product offerings: Aloha Elements, National Consumer Benefits Association, The Hero’s Project, and Pinnacle Training Systems.

The Company generated minimal revenue in 2022 as its online healthcare platform was still in the application and development stage. During 2023, the Company had undergone a nearly complete change in the Board of Directors, its management, and its operations. Although this change has been challenging, this shift has led to significant financial growth. In fact, the Company’s revenue in 2023 was $309,422 which is over 5 times the 2022 revenue of $59,268.

Moreover, the Company successfully reduced its net loss in 2023 by $2.3 million from $6,830,415 in 2022 to $4,563,406 in 2023. This is the result of the new management taking decisive steps to reduce costs by eliminating all related party transactions, continuing the remote work strategy started under pandemic conditions, and dramatically reducing the number of employees by procuring out-sourced marketing expertise, its User Experience/User Interface (UX/UI) platform, as well as its IT development and maintenance.

Going Concern

We have incurred net losses of $37.2 million since inception through December 31, 2023. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

Revenue

The Company generated $309,422 in revenues during 2023. During 2022, the Company generated $59,268 in revenues from the operations of the Health Karma Subsidiary.

Operating Expenses

A summary of our operating expense for the years ended December 31, 2023 and 2022 follows:

	Years Ended December 31,		Increase /
	2023	2022	(Decrease)
Operating expense
Professional fees	$1,861,450	$1,758,005	$103,445
Professional fees – related party	—	242,600	(242,600)
Management fee – related party	—	720,000	(720,000)
Personnel related expenses	1,005,213	3,198,226	(2,193,013)
Other selling, general, and administrative	1,122,410	641,929	480,481
Interest expense	647,246	271,117	376,129
Credit for uncollectible prepaid expense – related party	—	(180,513)	180,513
Impairment of intellectual property	—	238,319	(238,319)
Total operating expense	4,636,319	6,889,683	(2,253,364)

Operating expenses decreased $2,253,364 or 33% to $4,636,319 in 2023 compared to $6,889,683 in 2022. The decrease in total operating expenses is primarily due to:

1.	The decrease in personnel related expenses of $2,193,013 is primarily resulted from the termination of employees during the year ended December 31, 2023 compared to the year ended December 31, 2022.

2.	The decrease in related party fees of a combined $962,600 is due to the elimination of related party transactions and relationships during the year ended December 31, 2023 compared to the year ended December 31, 2022.

Liquidity and Capital Resources

We have an accumulated deficit of $ 37,176,211 at December 31, 2023. As of December 31, 2023, we had negative working capital of $6,710,454. Additionally, due to the “start-up” nature of our business, we expect to incur losses as we continue development of our business plan.

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

Net cash used in operating activities was $1,229,546 for the year ended December 31, 2023, compared to $3,561,083 for the year ended December 31, 2022.

Net cash used in investing activities was $0 for the year ended December 31, 2023, compared to $1,379 used in investing activities for the year ended December 31, 2022.

Net cash provided by financing activities was $1,236,851 during the year ended December 31, 2023 compared to $3,502,460 for the year ended December 31, 2022.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our audited and unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We continually evaluate our estimates, including those related to income taxes, the valuation of equity transactions and intellectual property. We base our estimates on historical experience and on various other assumptions that we believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Any future changes to these estimates and assumptions could cause a material change to our reported amounts of revenues, expenses, assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of the unaudited consolidated financial statements.

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

A material estimate that is particularly susceptible to significant change in the near-term relate to the determination of the impairment of intellectual property. The Company deems the intellectual property to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. Although considerable variability is likely to be inherent in this estimate, management believes that the amount provided is reasonable. This estimate is continually reviewed and adjusted if necessary. Such adjustment is reflected in current operations.

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

Senior Convertible Debentures: The fair value of the debentures is estimated using a discounted cash flow analysis based on the current rate of similar debt. The estimated fair value of the debentures is $3,956,958 as of December 31, 2023, and was determined using level 3 inputs.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of December 31, 2023.

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

In 2023 and 2022, the Company generated revenues by selling bundled health and well-being services to individuals, employer groups, organizations, associations, resellers, and third-party administrators. Our product offerings are based on a monthly subscription model, typically involving 12-month agreements. This structure provides significant revenue stability and visibility. Under our per-membership-per-month (“PMPM”) subscription model, clients pay a monthly fee calculated by multiplying the number of active memberships by the contracted PMPM fee. This model allows us to establish long-term commitments with our clients, fostering mutually beneficial partnerships. The predictable monthly fees and long-term contracts enhance revenue visibility and forecasting accuracy. This approach enables efficient resource allocation to meet client needs and ensures high-quality service delivery throughout the contracted period. We recognize revenue on a monthly basis as services are rendered and performance obligations are satisfied.

Share Based Payment Arrangements

The Company applies the fair value method in accounting for its stock-based compensation. This standard states that compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company values the stock-based compensation at the fair value of the Company's stock as of the date of issuance.

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed there was no write- down of long-lived assets required during 2023 and 2022, excess intellectual property acquired. There can be no assurances that future impairment tests will not result in further charge to operations.

Recently Issued Accounting Pronouncements

See Note 4 to our consolidated financial statements for more information regarding recent accounting pronouncements and their impact to our consolidated results of operations and financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The consolidated financial statements of our Company as of December 31, 2023 and 2022 and for the years then ended are set forth in the Form 10-K beginning at page F-1.

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

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our financial disclosures, controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2023.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, based on the following deficiencies:

●	Weakness in Accounting and Finance Personnel: Currently we do not have sufficient internal resources and expertise needed to meet complex and intricate GAAP and SEC reporting requirements of a U.S. public company. Additionally, numerous adjustments and proposed adjustments have been noted by our auditors. This is deemed by management to be a material weakness in preparing consolidated financial statements.

●	We have written accounting policies and control procedures, but we do not have sufficient staff to implement the related controls. Management had determined that this lack of the implementation of segregation of duties, as required by our written procedures, represents a material weakness in our internal records.

●	Internal control has at its core a basic tenant segregation of duties. Due to our limited size and economic constraints, the Company is not able to segregate for control purposes carious asset controls and recording duties and function to different employees. This lack of segregation of duties had been evaluated by management and has been deemed to be a material control deficiency.

The Company has determined that the above internal control weaknesses and deficiencies could result in a reasonable possibility for the consolidated financial statements that a material misstatement will not be prevented or detected on a timely basis by the Company’s internal controls.

Management is currently evaluating what steps can be taken in order to address these material weaknesses. As a growing small business, the Company continuously devotes resources to the improvement of our internal control over financial reporting. Due to budget constraints, the staffing size, proficiency, and specific expertise in the accounting department is below requirements for the operation. The Company is anticipating correcting deficiencies as funds become available.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, the Company used the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based upon its evaluation under the framework in Internal Control-Integrated Framework, the Company’s management concluded that its internal control over financial reporting was not effective as of December 31, 2023.

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

ITEM 9B. OTHER INFORMATION

Adoption or Termination of Trading Arrangements by Directors or Officers

During the Company’s quarterly period ended December 31, 2023, no director or officer (as defined in Exchange Act Rule 16a-1(f)) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408.

Adoption or Termination of Insider Trading Arrangements and Policies

On January 1, 2023, the Board of Directors adopted a Policy on Insider Trading.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE. DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth the names and ages of all of our directors and executive officers. We have a Board comprised of five members. Each director holds office until a successor is duly elected or appointed. Executive officers serve at the discretion of the Board and are appointed by the Board. Also provided herein are brief descriptions of the business experience of each of the directors and officers during the past five years, and an indication of directorships held by each director in other companies subject to the reporting requirements under the Federal securities law.

Name	Age	Position(s) and Office(s) Held
Travis Jackson	53	Chief Executive Officer, Treasurer, Director
Noel Guillama	62	Director
John Marino	51	Chairman of the Board of Directors
Robert Hood	76	Chief Operating Officer, Secretary, Director
Scott Powell	72	Director
Dr.Ann Hawkins	71	Chief Innovation & Marketing Officer

Set forth below is a brief description of the background and business experience of our directors and our executive officers.

Travis Jackson. Mr. Jackson has served as our Chief Executive Officer since August 30, 2022 and member of our board of directors since June 14, 2022. Prior to this, Mr. Jackson served as Chief Executive Officer of our wholly owned subsidiary, Health Karma, since August 16, 2021. Mr. Jackson brings a wealth of experience across virtually every dimension of healthcare. Previously, he served as VP of Strategy & Business Development for Beacon Health Options, the largest independently held behavioral health organization in the country. Beacon serves more than 40 million individuals across all 50 states, including nearly 3 million individuals under comprehensive risk-based behavioral programs. Mr. Jackson was responsible for sales, strategy and business development for the company in the Western US. Sales efforts directed towards commercial health insurance plans, state and county Medicaid plans and large TPA’s. While at Beacon, the Company was acquired by Anthem in 2020 and resided as a wholly owned subsidiary in Anthem’s Diversified Business Group.

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

Robert Hood. Mr. Hood has served as our Chief Operating Officer as an employee as of January 1, 2023 and member of our board of directors since October 10, 2023. Mr. Hood has a diverse executive management background, having held positions in operations, corporate planning, strategic marketing, and business development for various corporations in different industries. His strengths are in providing leadership and strategic direction, especially for new ventures and business development opportunities.

Prior to his current position, Mr. Hood was the President and Chief Innovation Officer for 24hr Virtual Clinic Inc., which was acquired by the Company in 2022. 24hr Virtual Clinic developed the Workers 1st Call, Responders 1st Call, and Student 1st Call products currently being offered by the Company.

Prior to 24hr Virtual Clinic, Mr. Hood was a principal with WellCare Dimensions Inc., a consulting firm focused on new dimensions in health and well-being solutions. WellCare Dimensions provides tools, training, and resources for individuals and corporations to manage and control their healthcare costs by being responsible for their health and well-being.

Prior to Wellcare Dimensions Inc, Mr Hood was an Owner and Executive Vice President for Life Fitness Inc, one of the world’s largest exercise equipment companies where Mr. Hood directed the pioneering of several exercise equipment technology breakthroughs. As Director of Corporate Planning for Bally Manufacturing, Mr. Hood spearheaded the acquisition by Bally of LifeCycle Inc. which became Life Fitness Inc.

Mr. Hood is a Magna cum Laude Mechanical Engineering graduate from the University of Akron and is an MBA graduate in Marketing from the Kellogg Graduate School of Management.

Scott Powell. As of December 6, 2023, Mr. Powell has served as a Director for the Company. Mr. Powell is currently a Senior Fellow with Discovery Institute Center on Wealth and Poverty. Scott Powell has enjoyed a career split between theory and practice with 35 years of experience as an entrepreneur and founder of two companies. At the time of selling his last business practice, he became a visiting fellow at Stanford’s Hoover Institution and then joined the Discovery Institute, while also founding a consulting firm, Remington Rand. His research and writing has resulted in over 300 published articles on economics, business, political culture and regulation in: The Wall Street Journal, Investor’s Business Daily, USA Today, Barron’s Financial, The Federalist, Newsmax, Epoch Times, New York Post, Chicago Tribune, Dallas Morning News, San Francisco Chronicle, San Jose Mercury News, Philadelphia Inquirer, Houston Chronicle, St. Louis Post-Dispatch, San Diego Union, and some two dozen other newspapers and journals in the U.S., Japan and Europe.

He authored the Hoover monograph, The Entrepreneur as the Mainspring of Economic Growth, which explains why the state cannot perform the entrepreneurial function, and he produced an in-depth critique of Sarbanes-Oxley regulations, published in Barron’s Financial and the Hoover Digest. Following the 2008 mortgage and banking crisis, he was one of the first to write a succinct analysis of what happened and why, which was published as the editorial in Barron’s Financial.

Scott’s first book, Covert Cadre, documented the political cultural changes sweeping through America that would change and undermine the business climate in America; it was hailed by National Review as one of the most important books of the 1988 election year. His latest book, Rediscovering America, was a #1 bestselling new release in the American history genre; it succinctly explains how and why the United States has been entirely unique and different from every other nation in human history. Scott has been called on to provide expert witness analysis and testimony for the U.S. Senate Committee on Foreign Relations and the US Senate Select Committee on Intelligence. He has also taught international economics at the graduate school level and has made appearances on some 400 radio and television shows throughout the U.S.

Scott Powell graduated from the University of Chicago with honors (B.A. and M.A.) and received his Ph.D. in political and economic theory from Boston University, writing his dissertation on the determinants of entrepreneurial activity and economic growth.

Ann Hawkins PhD. Dr Hawkins has served as our Chief Innovation & Marketing Officer as an employee as of January 1, 2023. Dr Hawkins is one of the pioneers to recognize the benefits of preventive healthcare, which she coined as “wellcare”. Her understanding of the positive financial, personal, and practical implications of prevention and responsible healthcare are the keystones and the passion of her career. She is an educator and entrepreneur. Her sales and marketing affiliations with health spas, athletic and fitness equipment companies gave her “hands on” experience implementing academic concepts into real life situations. The sales and marketing experiences gave her practical expertise to share in the academic arena.

Prior to this, Dr. Hawkins was the Founder and Chief Executive Officer for 24hr Virtual Clinic Inc., which was acquired by the Company in 2022. 24hr Virtual Clinic developed the Workers 1st Call, Responders 1st Call, and Student 1st Call products currently being offered by the Company.

Prior to 24hr Virtual Clinic, Dr. Hawkins was the Founder and Chief Executive Officer for Wellcare Dimensions Inc. a consulting company providing new dimensions to the delivery of healthcare and wellness services – primarily focused on prevention and responsible healthcare. This is done using cutting edge tools focused on mind, body, and inspirational health – initiating responsible healthcare. One of the early initiatives was the successful launch of a network marketing company which provided a homeopathic product line coined, naturalceuticals, into Europe.

Dr Hawkins received a PhD degree in Sports Management from the University of Northern Colorado being acknowledged as the first female in the U.S to achieve this degree. Her doctoral thesis was on the cost benefits to corporations in keeping their employees healthy versus paying the cost to bring employees back to health after an illness.

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

Our securities are not quoted on an exchange that has requirements that a majority of our Board members be independent, and we are not currently otherwise subject to any law, rule or regulation requiring that all or any portion of our board of directors include “independent” directors, nor are we required to establish or maintain an Audit Committee or other committee of our board of directors.

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

Director independence

We have five directors, of which Mr. Marino, Mr. Guillermo, and Mr. Powell are independent.

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

In addition to the each of the individual skills and background described above, the board also concluded that each of these individuals will continue to provide knowledgeable advice to our other directors and to senior management on numerous issues facing our company and, on the development, and execution of our strategy.

Robert Hood - Mr. Hood has a diverse executive management background, having held positions in operations, corporate planning, strategic marketing, and business development for various corporations in different industries. His strengths are in providing leadership and strategic direction, especially for new ventures and business development opportunities. Mr. Hood was the Chief Innovation Officer for 24hr Virtual Clinic Inc., which was acquired by the Company in 2022, and was an Owner and Executive Vice President for Life Fitness Inc., one of the world’s largest exercise equipment companies. As Director of Corporate Planning and Development for GATX Corp., Mr. Hood was a pioneer in the development of the systematic strategic planning processes. Accordingly, the Board determined that Mr. Hood is qualified to serve as a member of our board of directors

Scott Powell – Mr. Powell has enjoyed a career split between theory and practice with 35 years of experience as an entrepreneur and founder of two companies. At the time of selling his last business practice, Mr. Powell became a visiting fellow at Stanford’s Hoover Institution and then joined the Discovery Institute, while also founding a consulting firm, Remington Rand. He authored the Hoover monograph, The Entrepreneur as the Mainspring of Economic Growth, which explains why the state cannot perform the entrepreneurial function, and he produced an in-depth critique of Sarbanes-Oxley regulations, published in Barron’s Financial and the Hoover Digest. Following the 2008 mortgage and banking crisis, he was one of the first to write a succinct analysis of what happened and why, which was published as the editorial in Barron’s Financial. Accordingly, the Board determined that Mr. Powell is qualified to serve as a member of our board of directors

Director Compensation

On April 22, 2024, an award of 250,000 shares of MDXL stock has been given to all current board members in recognition of their services to the board and the Company in lieu of any other compensation.

Code of Business Conduct and Ethics

In January 2023, the Company adopted an Insider Trading Policy and a Code of Ethics & Business Practices Policy which applies to our Chief Executive Officer, Chief Operating Officer, Chief Financial Officer or Controller and any other persons performing similar functions as well as our Board of Directors. This code provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, and full, fair, accurate, timely and understandable disclosure in reports we file with the Securities and Exchange Commission. A copy of this Code is available without charge upon written request to our Corporate Secretary at our principal executive offices.

ITEM 11. EXECUTIVE COMPENSATION. SUMMARY COMPENSATION TABLE

The table below summarizes all compensation recorded by us in the past two years for our principal executive officer and principal financial officer and each other executive officer serving as such whose annual compensation exceeded $100,000, and up to two additional individuals for whom disclosure would have been made in this table but for the fact that the individual was not serving as an executive officer of our company at December 31, 2023.

Name and Principal		Salary	Bonus	Stock Awards	Option Awards	Nonqualified Deferred Compensation	All Other Compensation	Total
Position	Year	($)	($)	($)	($)	($)	($)	($)
Travis Jackson - CEO	2023	$205,000	—	—	—	—	—	$205,000
	2022	$205,000	—	—	—	—	—	$205,000
Robert Hood - COO	2023	$91,000	—	—	—	—	—	$91,000
Dr Ann Hawkins - CMO	2023	$91,000	—	—	—	—	—	$91,000
Neil Swartz (1)	2022	—	—	—	—	—	$360,000	$360,000
Timothy S Hart (2)	2022	—	—	—	—	—	$602,600	$602,600

(1)	There is no employment agreement between Mr. Swartz and the Company. There was no compensation or related party management fees to Mr. Swartz in 2023. In 2022, Mr. Swartz did not earn any compensation as an individual. However, Mr. Swartz is 50% owner of TBG Holdings, Corp. During 2022, the Company recognized $720,000 as related party management fees. As such, we have included 50% of the recognized expense in the table above.

(2)	There is no employment agreement between Mr. Hart and the Company. There was no compensation or related party management fees to Mr. Hart in 2023. In 2022, Mr. Hart did not earn any compensation as an individual, however, Mr. Hart is 50% owner of TBG Holdings Corp. During 2022, the Company recognized $720,000 as related party management fees due to TBG. As such, we have included 50% of the recognized expense in the table above. Additionally, Mr. Hart provides services to the Company through a company he owns, R3 Accounting. During 2022, the Company recognized expenses related to R3 Accounting services of $242,600.

Outstanding Equity Awards at Fiscal Year-End Table

The Company had no outstanding equity awards as of December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2023 by (i) all persons who are known by us to beneficially own more than 5% of our outstanding shares of common stock, (ii) each director and Named Executive Officer; and (iii) all executive officers and directors as a group:

	Title of Class
	Series A Convertible Preferred Stock			Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficiary Owned (2)	Common Stock Equivalents	% of Class (2)	Number of Shares Beneficially Owned (2)	% of Class
Directors and Named Executive Officers
Travis Jackson	—	—	—	2,050,000	1.57%
Noel Guillama (3)	88,298	8,300,012	50%	5,500,000	4.22%
John Marino (4)	—	—	—	823,070	.63%
Scott Powell	—	—	—	680,000	.52%
Robert Hood & Catherine Ann Hawkins-Hood	—	—	—	1,000,000	.77%

5% shareholders
TBG Holdings Corporation	—	—	—	7,878,019	6.05%
Cede & Co	—	—	—	7,387,756	5.67%

(1)	Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)	Calculated pursuant to rule 13d-3(d) of the Exchange Act. Beneficial ownership is calculated based on 131,833,053 shares of common stock issued and outstanding as of December 31, 2023. Under Rule 13d-3(d) of the Exchange Act, shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(3)	Represents (a) 8,300,012 shares of common stock issuable upon conversion of 88,298 shares of Series A Convertible Preferred Stock; (b) 4,500,000 shares of common stock held by The Quantum Group, Inc., which is controlled by Mr. Guillama; and (c) 1,000,000 shares of common stock held by Guillama 2, Inc., which is owned by Mr. Guillama. Mr. Guillama may be deemed to have beneficial ownership of the shares held by The Quantum Group, Inc, and Guillama 2, Inc.

(4)	Represents (a) 823,070 shares of common stock held by Harrison Holdings LLC, which is controlled by Mr. Marino. Mr. Marino may be deemed to have beneficial ownership of the shares held by Harrison Holdings LLC.

Securities authorized for issuance under equity compensation plans

We have not adopted any equity compensation or similar plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

We do not have a formal written policy for the review and approval of transactions with related parties; however, our Code of Business Conduct and Ethics require actual or potential conflict of interest to be reported to the Board. Our employees are expected to disclose personal interests that may conflict with ours and they may not engage in personal activities that conflict with their responsibilities and obligations to us. Periodically, we inquire as to whether or not any of our Directors have entered into any transactions, arrangements or relationships that constitute related party transactions. If any actual or potential conflict of interest is reported, our entire Board and outside legal counsel will review the transaction and relationship disclosed and the Board will make a formal determination regarding each Director's independence. If the transaction is deemed to present a conflict of interest, the Board will determine the appropriate action to be taken.

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

The following are related party transactions for the fiscal year ended December 31, 2023:

At December 31, 2023, the Company owes $70,960 to Wellcare Dimensions Inc., which is owned and operated by Robert Hood and Dr. Ann Hawkins for consulting services. As of January 1, 2023, Robert Hood and Dr. Ann Hawkins are employed by Health Karma as COO and CIO, respectively.

The following are related party transactions for the fiscal year ended December 31, 2022:

Pursuant to an agreement dated June 2013 and amended in July 2021, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage, and direct our public relations, provide recruiting services, develop, and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s former Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s former Chief Financial Officer and director, and a significant stockholder of the Company. Effective on June 14, 2022, Neil Swartz voluntarily resigned as CEO of MediXall Group, Inc. and the Company appointed Noel J. Guillama-Alvarez as his successor. On August 30, 2022, Noel J. Guillama- Alvarez voluntarily resigned as CEO and the Company appointed Travis Jackson as his successor. On September 15, 2022, Timothy Hart voluntarily resigned as CFO of Medixall Group, Inc. and the Company appointed Noel J. Guillama-Alvarez as his successor, who has also voluntarily resigned in 2023.

Under this agreement, the Company paid TBG a monthly fee of $40,000. In April 2021, we entered into an additional agreement with TBG to provide management services specifically to our Health Karma subsidiary. Under this new agreement, the Company paid TBG an additional monthly fee of $40,000. During the year ended December 31, 2022, the Company expensed $720,000 of related party management fees related to these agreements. These agreements have been terminated effective September 30, 2022.

R3 Accounting LLC (“R3”), owned by Mr. Hart, provides accounting, tax, and bookkeeping services to the Company. During the year ended December 31, 2022, the Company expensed $242,600 related to R3 services.

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

	At December 31,	At December 31,
Related Party	2023	2022
Turnkey – agreements have been terminated effective September 30, 2022*	$—	$(547,650)
R3 – agreements have been terminated effective September 30, 2022*	—	(62,640)
Wellcare Dimensions, Inc.	(70,960)	—
	$(70,960)	$(610,290)

*At December 31, 2023, these parties are no longer considered related parties.

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

Director Independence

Please refer to “Director Independence” under the section titled “CORPORATE GOVERNANCE” in “ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE.”

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Hacker, Johnson & Smith, P.A. (“HJS”) currently serves as our independent registered public accounting firm to audit our consolidated financial statements for the fiscal years ended December 31, 2023 and 2022. To the knowledge of management, neither such firm nor any of its members has any direct or material indirect financial interest in us or any connection with us in any capacity otherwise than as independent accountants.

The Board has considered the audit fees, audit-related fees, tax fees and other fees paid to HJS, as disclosed below, and has determined that the payment of such fees is compatible with maintaining the independence of the accountants.

	2023	2022
Audit Fees	$73,500	$68,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	$73,500	$68,000

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

Our board of directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of the Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2023 and 2022 were pre-approved by the entire board of directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as a part of this Annual Report on Form 10-K:

1.	Consolidated Financial Statements

The following consolidated financial statements are included in Part II, Item 8 of this Form 10-K:

●	Report of Independent Registered Public Accounting Firm;
●	Consolidated Balance Sheets as of December 31, 2023 and 2022;
●	Consolidated Statements of Operations for the years ended December 31, 2023 and 2022;
●	Consolidated Statements of Changes in Stockholders’ Deficit For the Years Ended December 31, 2023 and 2022;
●	Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022; and,
●	Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the financial statements or notes described in Item 15(a)(1) above.

3.	Exhibits

The exhibits listed below are filed as part of this Annual Report on Form 10-K or incorporated by reference.

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 of Form S-1 filed with the SEC on March 5, 2014)
3.2	Articles of Merger filed December 31, 2002 (Incorporated by reference to Exhibit 3.2 of Form S-1 filed with the SEC on March 5, 2014)
3.3	Certificate of Amendment to the Articles of Incorporation filed December 31, 2002 (Incorporated by reference to Exhibit 3.3 of Form S-1 filed with the SEC on March 5, 2014)
3.4	Certificate of Amendment to the Articles of Incorporation filed June 23, 2003 (Incorporated by reference to Exhibit 3.4 of Form S-1 filed with the SEC on March 5, 2014)
3.5	Certificates of Amendment to the Articles of Incorporation filed July 25, 2003 (Incorporated by reference to Exhibit 3.5 of Form S-1 filed with the SEC on March 5, 2014)
3.6	Certificates of Amendment to the Articles of Incorporation filed March 30, 2005 (Incorporated by reference to Exhibit 3.6 of Form S-1 filed with the SEC on March 5, 2014)
3.7	Certificate of Amendment to the Articles of Incorporation filed October 29, 2007 (Incorporated by reference to Exhibit 3.7 of Form S-1 filed with the SEC on March 5, 2014)
3.8	Certificate of Amendment to the Articles of Incorporation filed May 14, 2009 (Incorporated by reference to Exhibit 3.8 of Form S-1 filed with the SEC on March 5, 2014)
3.9	Certificate of Amendment to the Articles of Incorporation filed August 26, 2009 (Incorporated by reference to Exhibit 3.9 of Form S-1 filed with the SEC on March 5, 2014)
3.10	Certificate of Amendment to the Articles of Incorporation filed September 10, 2010 (Incorporated by reference to Exhibit 3.10 of Form S-1 filed with the SEC on March 5, 2014)
3.11	Certificate of Amendment to the Articles of Incorporation filed July 12, 2011 (Incorporated by reference to Exhibit 3.11 of Form S-1 filed with the SEC on March 5, 2014)
3.12	Certificate of Change filed September 21, 2011 (Incorporated by reference to Exhibit 3.12 of Form S-1 filed with the SEC on March 5, 2014)
3.13	Certificate of Amendment to the Articles of Incorporation filed July 2, 2013 (Incorporated by reference to Exhibit 3.13 of Form S-1 filed with the SEC on March 5, 2014)
3.14	Certificates of Amendment to the Articles of Incorporation filed July 10, 2013 (Incorporated by reference to Exhibit 3.14 of Form S-1 filed with the SEC on March 5, 2014)
3.15	Bylaws (Incorporated by reference to Exhibit 3.15 of Form S-1 filed with the SEC on March 5, 2014)

3.16	Amended and Restated Articles of Incorporation filed June 17, 2014 (Incorporated by reference to Exhibit 3.16 of Form S-1 filed with the SEC on July 15, 2014)
3.17	Certificate of Amendment to the Articles of Incorporation changing the Company’s name from Continental Rail Corp. to MediXall Group, Inc. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed with the SEC on November 16, 2016)
3.18	Certificate of Change to effect a 1 for 15 reverse stock split (Incorporated by reference to Exhibit 3.3 of Form 8-K filed with the SEC on November 16, 2016)
3.19	Certificate of Designation of Series B Preferred Stock (Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed with the SEC on June 24, 2020)
10.1	Agreement dated June 25, 2013 by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (Incorporated by reference to Exhibit 10.1 of Form S-1 filed with the SEC on March 5, 2014)
10.2	Letter agreement dated May 27, 2013 by and between Continental Rail Corp. and Taylor-DeJongh International (Incorporated by reference to Exhibit 10.2 of Form S-1 filed with the SEC on March 5, 2014)
10.3	Employment Agreement effective June 27, 2013 by and between IGSM Group, Inc. and Wayne A. August (Incorporated by reference to Exhibit 10.3 of Form S-1 filed with the SEC on March 5, 2014)
10.4	Employment Agreement effective June 25, 2013 by and between IGSM Group, Inc. and John H. Marino, Jr. (Incorporated by reference to Exhibit 10.4 of Form S-1 filed with the SEC on March 5, 2014)
10.5	Amendment No. 1 to Agreement by and between TBG Holdings, Neil Swartz, Tim Hart, Larry Coe and John H. Marino, Sr., Transportation Management Services, Inc. and John H. Marino, Jr. (Incorporated by reference to Exhibit 10.5 of Form S-1 filed with the SEC on July 15, 2014)
10.6	Independent Consultant Agreement dated October 2, 2013 by and between John M. Keasling and Continental Rail Corp. (Incorporated by reference to Exhibit 10.6 of Form S-1 filed with the SEC on July 15, 2014)
10.7	Amendment to Independent Consultant Agreement dated June 24, 2014, effective October 2, 2013 by and between Continental Rail Corp. and John M. Keasling (Incorporated by reference to Exhibit 10.7 of Form S-1 filed with the SEC on July 15, 2014)
10.8	Agreement between the Company, Continental Rail, LLC, and the Company’s Series A Preferred Shareholders (incorporated by reference from exhibit 10.1 to Form 8-K filed on June 26, 2015)
10.9	Definitive Agreement for the Exchange of Common Stock for Limited Liability Company interest dated June 24, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on June 27, 2016)
10.10	Share Exchange Agreement dated July 8, 2016 (Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the SEC on December 16, 2016)
10.11	Share Exchange Agreement and Plan of Reorganization dated December 13, 2016 (Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on December 16, 2016)
10.12	Definitive Acquisition Agreement dated July 27, 2020 between the registrant and Turnkey Capital, Inc. (Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on July 29, 2020)
14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 of Form S-1 filed with the SEC on March 5, 2014)
19.1	Insider Trading Agreement
21.1	List of Subsidiaries (Incorporated by reference to Exhibit 21.1 to Amendment No. 1 to Registration Statement on Form S-1 filed with the SEC on September 3, 2020)
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

———————

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MediXall Group, Inc.

Dated: January 27, 2025	By:	/s/ Travis Jackson
Travis Jackson
Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Shane Glavin	Principal Financial Officer and Director (principal financial and accounting officer)	January 27, 2025
Shane Galvin

/s/ Travis Jackson	Chief Executive Officer (principal executive officer)	January 27, 2025
Travis Jackson

/s/ John Marino	Chairman	January 27, 2025
John Marino

/s/ Noel Guillama	Director	January 27, 2025
Noel Guillama

/s/ Robert Hood	Director	January 27, 2025
Robert Hood

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors

MediXall Group, Inc.

Fort Lauderdale, Florida:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of MediXall Group, Inc. and Subsidiaries (the "Company"), as of December 31, 2023 and 2022 and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years then ended and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

To the Shareholders and the Board of Directors

MediXall Group, Inc.

Page Two

Emphasis of Matter – Significant Related Party Transactions

As discussed in Note 8 to the consolidated financial statements, the Company engages in significant related party transactions with entities which the Company’s former Interim Chief Executive Officer and the Company’s former Chief Financial Officer have significant management responsibilities and controlling equity ownership. Our opinion is not modified with respect to this matter.

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

Evaluating Website and Development Costs for Impairment

The Company’s website and development costs (W&DC’s) amounted to $43,410 as of December 31, 2023. As discussed in Note 5 to the consolidated financial statements, these costs were incurred during the application and development stage of the project. W&DC’s are reviewed annually for impairment, or more frequently if indicators of impairment exist. The Company performed an impairment test for the W&DC’s and concluded that there was no impairment as of December 31, 2022. The evaluation of impairment involves comparing the current fair value of W&DC’s to its carrying value. Management uses the assistance of an independent specialist to determine the estimated fair value of W&DC’s. Fair value is estimated using a cost-based approach model, specifically the cost to recreate or reproduce the asset using actual historical cost incurred. The model contains several quantitative adjustments. The determination of fair value using this technique requires the use of significant inputs, estimates and assumptions.

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

Fort Lauderdale, Florida

January 27, 2025

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
CURRENT ASSETS:
Cash	$10,721	$3,416
Other assets	3,484	8,083
Total current assets	14,205	11,499

Furniture and equipment, net	13,488	21,755
Intellectual property	130,000	156,000
Right-of-use-operating lease asset	—	260,177
Website and development costs	43,410	412,582
Total assets	201,103	862,013

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,823,422	$1,100,147
Accounts payable and accrued expenses - related party	70,960	610,290
Operating lease liability	—	75,691
Senior Convertible Debentures, net of discount of $126,681 and $166,167	3,830,277	2,555,793
Total current liabilities	6,724,659	4,341,921

Operating lease liability, net of current portion	—	189,457

Total liabilities	6,724,659	4,531,378

Contingencies (Notes 3 and 11)
STOCKHOLDERS' DEFICIT:
Series A Convertible Preferred Stock, $0.001 par value, 1,000,000 authorized; 176,596 and 264,894 issued and outstanding	$177	$265
Series B Convertible Preferred Stock, $0.001 par value, 4,000,000 authorized 3,909,360 issued and outstanding	3,909	3,909
Common Stock, $0.001 par value 750,000,000 shares authorized; 130,487,491 and 122,182,860 shares issued and outstanding	130,487	122,182
Additional paid-in capital	30,518,082	28,817,084
Accumulated deficit	(37,176,211)	(32,612,805)
Total stockholders' deficit	(6,523,556)	(3,669,365)

Total liabilities and stockholders' deficit	201,103	862,013

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended
	December 31,
	2023	2022

Revenue	$309,422	$59,268

Cost of Services	236,509	—
Gross Margin	72,913	59,268

Operating Expenses
Professional fees	1,861,450	1,758,005
Professional fees - related party	—	242,600
Management fees - related party	—	720,000
Personnel related expenses	1,005,213	3,198,226
Other selling, general and administrative	1,122,410	641,929
Interest Expense	647,246	271,117
Credit for uncollectible prepaid expense – related party	—	(180,513)
Impairment of intellectual property	—	238,319
Total Operating Expenses	4,636,319	6,889,683

Loss before income taxes	(4,563,406)	(6,830,415)

Income taxes	—	—

Net Loss	(4,563,406)	(6,830,415)

Less preferred stock dividends	313,405	313,405

Net Loss to common stockholders	$(4,876,811)	$(7,143,820)

Net loss per common stock
Basic	$(0.04)	$(0.06)
Diluted	$(0.04)	$(0.06)

Weighted average number of common shares outstanding during the periods
Basic and Diluted	127,167,110	116,663,347

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Years Ended December 31, 2023 and 2022

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2021	264,894	$265	3,909,360	$3,909	110,864,595	$110,864	$25,327,230	$(25,782,390)	$(340,122)

Proceeds received pursuant to Placement Memorandum, net of $0 offering costs	—	—	—	—	1,951,250	1,951	778,549	—	780,500
Common stock issued for services	—	—	—	—	8,811,015	8,811	1,956,053	—	1,964,864
Common stock issued in exchange for right-to-use intellectual property	—	—	—	—	1,100,000	1,100	473,900	—	475,000
Fair Value of warrants Issued with Convertible Debentures	—	—	—	—	—	—	280,808	—	280,808
Retirement of common stock	—	—	—	—	(544,000)	(544)	544	—	—
Net loss	—	—	—	—	—	—	—	(6,830,415)	(6,830,415)
Balance, December 31, 2022	264,894	265	3,909,360	3,909	122,182,860	122,182	28,817,084	(32,612,805)	(3,669,365)

Conversion of shares from preferred stock to common stock	(88,298)	(88)	—	—	8,300,000	8,300	(8,212)	—	—
Common stock issued for services	—	—	—	—	—	—	1,559,938	—	1,559,938
Proceeds from sale of Common stock	—	—	—	—	4,631	5	1,848	—	1,853
Fair Value of warrants Issued with Convertible Debentures	—	—	—	—	—	—	147,424	—	147,424
Net loss	—	—	—	—	—	—	—	(4,563,406)	(4,563,406)
Balance, December 31, 2023	176,596	$177	3,909,360	$3,909	130,487,491	$130,487	$30,518,082	$(37,176,211)	$(6,523,556)

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,563,406)	$(6,830,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	8,267	3,000
Common stock issued as compensation for services	1,559,938	1,964,864
Amortization of debenture discounts	186,910	114,641
Changes in operating assets and liabilities:
Other assets	4,599	2,565
Prepaid expenses- related party	—	276,043
Accounts payable and accrued expenses	1,112,985	552,078
Accounts payable and accrued expenses - related party	70,960	43,088
Impairment of intellectual property	—	238,319
Net change in right-of-use operating lease asset and liability	(4,971)	3,196
Amortization of intellectual property	26,000	32,716
Impairment & amortization of website and development	369,172	38,822
Net cash used in operating activities	(1,229,546)	(3,561,083)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of furniture and equipment	—	(1,379)
Net cash used in investing activities	—	(1,379)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	1,853	780,500
Proceeds from issuance of convertible debentures	1,234,998	2,721,960
Net cash provided by financing activities	1,236,851	3,502,460

Net increase (decrease) in cash	7,305	(60,002)

Cash at beginning of year	3,416	63,418

Cash at end of year	10,721	3,416

Supplemental disclosures of non-cash information
Issuance of Common Stock in exchange for the Intellectual Property	$—	$475,000
Discount issued with Convertible Debentures	$147,424	$280,808
Asset acquired and liabilities assumed in connection with asset acquisition, net	$—	$47,965
Cash paid during the year for interest	$—	$—
Transfer of related party accounts payable to accounts payable	$610,290	$—

(The accompanying notes are an integral part of these consolidated financial statements)

MEDIXALL GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 1 – Organization and Nature of Operations

MediXall Group, Inc. (OTCPK:MDXL) (the "Company “or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. The Company had various name changes since, to reflect changes in the Company’s operating strategies. The Company owns various subsidiaries listed but operates primarily under HealthKarma Inc (“Health Karma”).

The Health Karma business model is purposefully designed and structured around delivering practical, value-based, customized solutions to individuals, employers, and organizations which will enhance their employee's and members' overall mental, physical health and well-being, increase productivity, and help control the cost of care of the individual, the employer, or membership-based organization. Our unique, customized, proactive solutions are available anytime, anywhere, delivering timely, quality care to individuals, employees, and members.

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

In accordance with Accounting Standards Qualification (“ASC”) 805, the value of the stock issued was measured based on the value of the Company’s common stock, which was considered to be the more clearly determinable measure of fair value. The fair value of the transactions were determined to be $235,000 and $240,000, respectively. In connection with the acquisition, the Company also acquired Virtual Clinic’s net assets with a fair value of $47,965. The value of intellectual property represented approximately 95% of the net assets, and as such, management determined the transaction to be an asset acquisition. At December 31, 2022 the Company performed an impairment analysis and noted that fair value of intellectual property was $156,000 which resulted in an impairment of $238,319.

Note 3 – Going Concern

The Company had an accumulated deficit of $37,176,211 at December 31, 2023, and does not have sufficient operating cash flows. The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, related party loans, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to December 31, 2023, the Company issued $584,000 of convertible debentures, of which $177,500 remain to be converted to stock, under the same terms as those described in Note 10.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Reclassifications

Certain amounts in these consolidated financial statements have been reclassified to allow for consistent presentation for the years presented.

Subsequent Events

The Company has evaluated events through the filing of this Form 10-K and determined that no events require disclosure in these consolidated financial statements, except as noted in Note 10.

Use of Estimates

In preparing consolidated financial statements in conformity with GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates. A material estimate that is particularly susceptible to significant change in the near-term relates to the determination of the impairment of intellectual property.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

Senior Convertible Debentures: The fair value of the debentures is estimated using a discounted cash flow analysis based on the current rate of similar debt. The estimated fair value of the debentures is $3,956,958 and $2,473,728 as of December 31, 2023 and 2022, respectively, and was determined using level 3 inputs.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of December 31, 2023.

Accordingly, a valuation allowance was recorded against the net deferred tax asset.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

The Company generates revenues from selling bundle healthcare and well-being services to individuals, employer groups, organizations, associations, resellers, and third-party administrators. Our product offerings operate on a monthly subscription model with agreements and contracts typically spanning a 12-month commitment. We derive significant revenue stability and visibility from this structure. Under our per-membership-per-month (“PMPM”) subscription model, our client customers pay a monthly fee based on the total number of active memberships for that month times the contracted PMPM fee. This revenue generation model enables strong revenue stability as we establish long-term commitments with our clients, fostering a mutually beneficial partnership. The predictable monthly fee structure and the long-term nature of the contracts contribute to increased revenue visibility and forecasting accuracy. It also allows us to align our resources efficiently to meet the needs of our clients, ensuring high-quality service delivery throughout the contracted period. We typically recognize revenue monthly, but sometimes quarterly, as the services are rendered and performance obligations are satisfied. In addition, the Company earns a 15% finder’s fee of the PMPM rate that BHS receives from their clients.

Senior Convertible Debentures and Warrants

At issuance, the senior convertible debentures (Convertible Debt) are recorded at their fair values, limited to a relative fair value based upon the percentage of their fair values to the total fair value including the fair value of the warrant, establishing the cost basis.

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

Loss Per Share

The computation of basic loss per share (“LPS”) is based on the weighted average number of shares that were outstanding during the years. The computation of diluted LPS is based on the number of basic weighted-average shares outstanding. The computation of diluted LPS does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on LPS. Therefore, when calculating LPS, there is no inclusion of dilutive securities as their inclusion in the LPS calculation is antidilutive due to net loss for the years.

Following is the computation of basic and diluted LPS:

	Years Ended
	December 31,
	2023	2022
Basic and Diluted LPS Computation
Numerator:
Net loss	$(4,563,406)	$(6,830,415)
Accumulated Series B Preferred Stock Dividends	313,405	313,405

Loss available to common stockholders	$(4,876,811)	$(7,143,820)

Denominator:
Basic and diluted LPS	$(0.04)	$(0.06)

Weighted average number of common shares outstanding	127,167,110	116,663,347

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti-dilutive are as follows (in common stock equivalent shares):

	Years Ended
	December 31,
	2023	2022
Series A Preferred Stock (convertible)	16,600,000	24,900,000
Series B Preferred Stock (convertible)	15,637,440	15,637,440
Senior Convertible Debentures and Warrants	4,647,548	2,980,300

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if the forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. Based on impairment tests performed there was no write- down of long-lived assets required during 2023 and 2022, except intellectual property acquired. There can be no assurances that future impairment tests will not result in charges to operations.

Website and Development Costs

Internal and external costs incurred to develop the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. During the years ended December 31, 2023 and 2022, the Company’s costs related to the development of the Health Karma website platform and mobile app had met the capitalization requirements. During 2023, the website was redesigned and approximately $244,654 in capitalized costs were charged off due to the redesign of the website.

Note 5 - Intellectual Property

Intellectual Property consists of the following:

	Years Ended
	December 31,
Balances	2023	2022
Gross	$156,000	$188,716
Accumulated amortization	(26,000)	(32,716)
Net carrying amount	$130,000	$156,000

Estimated amortization expense for the right-to-use intellectual property for each of the future years ending December 31, is as follows:

2024	26,000
2025	26,000
2026	26,000
2027	26,000
2028	26,000
Total	$130,000

Note 6 – Preferred Stock

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 7 – Preferred Stock (continued)

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. No common stock has been issued as of December 31, 2023 in satisfaction of the Series B preferred stock dividend. At December 31, 2023 undeclared cumulative Series B preferred stock dividends were $918,356.

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

Note 8 – Related Party Transactions

At December 31, 2023, the Company owes $70,960 to Wellcare Dimensions Inc., which is owned and operated by Robert Hood and Dr. Ann Hawkins for consulting. As of January 1, 2023, Robert Hood and Dr. Ann Hawkins are employed by Health Karma as COO and CIO, respectively.

In regard to 2022, and pursuant to an agreement dated June 2013 and amended in July 2021, TBG Holdings Corp. (“TBG”), was engaged to provide business advisory services, manage and direct our public relations, provide recruiting services, develop and maintain material for market makers and investment bankers, provide general administrative services, and respond to incoming investor relations calls. TBG is owned in part by Neil Swartz, the Company’s former Interim Chief Executive Officer and director, and a significant stockholder of the Company, and Timothy Hart, the Company’s former Chief Financial Officer and director, and a significant stockholder of the Company. Effective on June 14, 2022, Neil Swartz voluntarily resigned as CEO of MediXall Group, Inc. and the Company appointed Travis Jackson as his successor. On September 15, 2022, Timothy Hart voluntarily resigned as CFO of Medixall Group, Inc., and the Company appointed Noel J. Guillama as his successor.

Under this agreement, the Company paid TBG a monthly fee of $40,000. In April 2021, we entered into an additional agreement with TBG to provide management services specifically to our Health Karma subsidiary. Under this new agreement, the Company paid TBG an additional monthly fee of $40,000. During the year ended December 31, 2022, the Company expensed $720,000 of related party management fees related to these agreements. These agreements were terminated effective September 30, 2022 and the company expensed no fees during the year ending December 31, 2023.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

R3 Accounting LLC (“R3”), owned by Mr. Hart, provided accounting, tax and bookkeeping services to the Company. During the years ended December 31, 2022, the Company expensed $242,600 related to R3 services. No fees were expensed during the year ending December 31, 2023.

Prepaid expenses (accounts payable and accrued expenses) to related parties are as follows:

	At December 31,	At December 31,
Related Party	2023	2022
Turnkey – agreements have been terminated effective September 30, 2022*	$—	$(547,650)
R3 – agreements have been terminated effective September 30, 2022*	—	(62,640)
Wellcare Dimensions, Inc.	(70,960)	—
	$(70,960)	$(610,290)

*	At December 31, 2023, these parties are no longer considered related parties.

In 2024, all amounts due to TBG, Turnkey & R3 have been resolved and there are currently no balances due to any of them.

Note 9 – Senior Convertible Debentures and Warrants

In March 2022, the Company entered into a securities purchase agreement in which the Company’s maximum offering amount is $5,000,000. For every $1,000 invested in the offering, the Investors will receive a Debenture with a face amount of $1,000 and warrants to purchase 350 Common Shares at an exercise price of $0.75 per share expiring on April 30, 2027. Pursuant to this agreement, the Company has received proceeds from convertible debentures totaling $3,956,958. The interest rate is 8% and the maturity date was extended to January 31, 2024. Interest is due quarterly on January 1, April 1, July 1 and October 1 of each year during which the debentures are outstanding. Interest is payable in shares of the Company’s common stock until December 1, 2022. Thereafter, the interest will be paid 50% in cash and 50% in the Company’s common stock. At December 31, 2023, total accrued interest payable of $803,319 was unpaid. The outstanding debentures are convertible into shares of common stock at a price range from $0.29 to $0.32 per share. The debentures and warrants may be converted at the option of the holder at any time after the issuance date until the debentures are paid off.

The Company’s common stock underlying the convertible debentures and warrants is subject to a registration rights agreement. The Company is required to use its reasonable best efforts to comply with the provisions of the registration rights agreement.

The Company issued warrants to acquire up to an aggregate 1,345,562 shares of the Company’s common stock at an exercise price of $0.75 per share. Each Warrant is exercisable by the Investor beginning on the effective date through the fifth-year anniversary thereof.

The fair value of each warrant issued during the year ended December 31, 2023 was estimated on the date of issuance using the Black-Scholes option-pricing model with the following assumptions:

Stock price	$0.11-0.68
Exercise price	$.75
Risk-free interest rate	3.54-4.75%
Expected dividend yield	0.00%
Expected stock volatility	320.03-333.92%
Expected life in years	5.00

The expected life was based on the average life of the warrants. Expected volatility is based on historical volatility of Company's common stock through June 13, 2023. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of issuance. The dividend yield assumption is based on the Company's expectation of dividend payments.

The relative fair value of the warrants issued during 2023 was $147,424 and was recorded as debt discount. During 2023, the Company amortized $186,910, of the debt discount to interest expense.

The following summarized the senior convertible debentures during the year ended December 31, 2023:

Senior Convertible Debentures at December 31, 2022	$2,555,793
Debentures issued	1,234,998
Relative fair value of warrants issued as discount	(147,424)
Accretion of warrants issued as discount	186,910
Senior Convertible Debentures at December 31, 2023	$3,830,277

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 10 –Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Annual Report on Form 10-K with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the audited condensed consolidated financial statements as of December 31, 2023, and events which occurred subsequently but were not recognized in the audited condensed consolidated financial statements.

Subsequent to December 31, 2023, the Company has signed a new 2-year lease agreement as of March 1, 2024.

Pursuant to the terms of the lease agreement, the Company agreed to pay $1,112.97 per month to TGRJR, LLC for use of the commercial space.

Subsequent to December 31, 2023, the Company has converted all existing debentures at December 31, 2023

Subsequent to December 31, 2023, the Company issued $584,000 of convertible debentures, of which $177,500 remain to be converted to stock.

Settlement Agreement

At July 25, 2024, the control individuals of TBG, Timothy Hart and Neil Swartz, maintained ownership of 5,066,133 shares of the Company’s Common Stock and $610,000 net balance of any and all debts and related type items owed to them or their related companies. This amounts to $547,650 due to TKCI, which TBG bought out from TKCI, and $62,640 due to R3 Accounting.

On July 25, 2024, the Company entered into a Settlement Agreement with TBG, which released the Company of any and all debts and related type items owed to related parties, TKCI and R3.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 11 –Legal Contingencies

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

Note 12 – Lease

At December 31, 2022, the Company’s operating lease obligation is for the Company’s formed office facility. The Company’s current office facility’s lease is for a 24-month term, which began in 2024.

	At December 31, 2023	At December 31, 2022
Operating Lease Expense Recognized	—	$86,343
Cash paid for amounts included in measurement of lease liabilities	—	$81,567

	At December 31, 2023	At December 31, 2022
Operating lease right-of-use asset	—	$260,177
Operating lease liability	—	$265,148
Weighted-average remaining lease term	—	3.33 years
Weighted-average discount rate	—	3.75%

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

Note 13 - Income Taxes

A reconciliation of differences between the effective income tax rates and the statutory federal rates is as follows:

	2023		2022
	Rate	Amount	Rate	Amount
Tax benefit at U.S. federal statutory rate	21%	$958,315	21%	$1,434,387
State taxes, net of federal benefit	5%	228,170	5%	341,521
Change in valuation allowance	(26)%	(1,186,485)	(26)%	(1,775,908)
	—	$—	—	$—

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2023 and 2022 consisted of the following:

	2023	2022
Net Operating Loss Carryforward	$6,882,038	$6,101,137
Share-based compensation	1,878,433	1,472,849
Valuation Allowance	(8,760,471)	(7,573,986)
Total Net Deferred Tax Assets	$—	$—

As of December 31, 2023, the Company had a net operating loss carry forward for income tax reporting purposes of approximately $32 million. These carryforwards will begin to expire in 2033. During the years ended December 31, 2023 and 2022, the Company assessed its earnings history and trend over the past year and its estimate of future earnings and determined that it was more likely than not that the deferred tax assets would not be realized in the near term. Accordingly, a valuation allowance was recorded and maintained against the net deferred tax asset for the amount not expected to be realized in the future.

Note 14 – Stock-Based Compensation

During 2023 and 2022, the Company issued common stock as compensation for services rendered by employees, advisors, and independent contractors. All stock issuances are subject to approval of the Company’s board of directors. The Company values stock-based compensation expense at fair value of the Company’s stock at date of issuance. The following summarizes stock- based compensation:

Issued to	Number of Shares	Expense Recorded during the year ended December 31, 2023

Employees	—	—
Advisors and Independent Contractors	—	1,559,938
	—	1,559,938

Issued to	Number of Shares	Expense Recorded during the year ended December 31, 2022

Employees	1,106,369	$442,948
Advisors and Independent Contractors	7,704,646	1,521,916
	8,811,015	$1,964,864

The compensation expense to advisors and independent contractors is included in professional fees in the accompanying consolidated statements of operations. The compensation expense to employees is included in personnel related expenses in the accompanying consolidated statements of operations.

In November of 2022 the Company entered into an agreement with an investment banking company to provide financial advisory and investment banking services. The agreement has a term of 12 months, and the Company has issued 4,679,821 shares of Company’s common stock as compensation for these services. The shares issued in connection with the agreement were valued based on the fair value of the Company's common stock at the date of grant. The company will recognize this compensation of $1,871,926 on a straight-line basis over the term of the agreement. During the years ended December 31, 2023 and 2022, the Company recorded stock-based compensation expense of $1,559,938 and $311,988, respectively, related to these services which is included within professional fees in the accompanying consolidated statement of operations. There was no unrecognized compensation expense at December 31, 2023.

