Form 10-Q
period 2024-03-31
MediXall Group, Inc.
filed 2025-05-19
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 9, 2025, the issuer had 204,861,008 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES INDEX

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$53,813	$10,721
Accounts Receivable	14,795	—
Other Assets	3,484	3,484
Total current assets	72,092	14,205

Furniture and equipment, net	12,397	13,488
Intellectual property	123,500	130,000
Right-of-use-operating lease asset	23,432	—
Website and development costs	40,308	43,410
Total assets	271,729	201,103

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,713,956	$2,531,615
Accounts payable and accrued expenses - related party	60,960	70,960
Operating lease liability	11,722	—
Notes payable	257,030	265,344
Senior Convertible Debentures, net of discount of $117,167 and $126,681	4,176,291	3,830,277
Total current liabilities	7,219,959	6,698,196

Operating lease liability, net of current portion	11,709	—
Notes payable, net of current portion	50,217	26,463
Total liabilities	7,281,885	6,724,659

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 88,298 and 176,596 issued and outstanding	$88	$177
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized 3,909,360 issued and outstanding	3,909	3,909
Common Stock, $0.001 par value 750,000,000 shares authorized; 138,533,668 and 130,487,491 shares issued and outstanding	138,533	130,487
Additional paid-in capital	30,510,125	30,518,082
Accumulated deficit	(37,662,811)	(37,176,211)
Total stockholders' deficit	(7,010,156)	(6,523,556)

Total liabilities and stockholders' deficit	271,729	201,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenue	$118,142	$77,866

Cost of Services	50,411	89,401
Gross Margin	67,731	(11,535)

Operating Expenses
Professional fees	68,162	566,357
Personnel related expenses	169,624	275,379
Other selling, general and administrative	136,081	266,333
Interest Expense	180,464	101,891
Total Operating Expenses	554,331	1,209,960

Loss before income taxes	(486,600)	(1,221,495)

Income taxes	—	—

Net loss	(486,600)	(1,221,495)

Less preferred stock dividends	78,136	77,278

Net loss to common shareholders	$(564,736)	$(1,298,773)

Net loss per common share
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average number of common shares outstanding during the periods
Basic and Diluted	134,044,639	122,187,491

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Voting Preferred Stock		Series B Voting Preferred Stock		Common Stock
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	264,894	$265	3,909,360	$3,909	122,182,860	$122,182	$28,817,084	$(32,612,805)	$(3,669,365)

Common stock expense for services (Unaudited)	—	—	—	—	—	—	467,980	—	467,980
Proceeds from sale of common stock (Unaudited)	—	—	—	—	4,631	5	1,848	—	1,853
Fair value of Warrants issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	48,525	—	48,525
Net loss (Unaudited)	—	—	—	—	—	—	—	(1,221,495)	(1,221,495)
Balance, March 31, 2023 (Unaudited)	264,894	$265	3,909,360	$3,909	122,187,491	$122,187	$29,335,437	$(33,834,300)	$(4,372,502)

Balance, December 31, 2023	176,596	$177	3,909,360	$3,909	130,487,491	$130,487	$30,518,082	(37,176,211)	(6,523,556)

Conversion of shares from preferred stock to common (Unaudited)	(88,298)	(89)	—	—	8,300,012	8,300	(8,211)	—	—
Retirement of common stock (Unaudited)	—	—	—	—	(253,835)	(254)	254	—	—
Net Loss (Unaudited)	—	—	—	—	—	—	—	(486,600)	(486,600)
Balance, March 31, 2024 (Unaudited)	88,298	$88	3,909,360	$3,909	138,533,668	$138,533	$30,510,125	$(37,662,811)	$(7,010,156)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(486,600)	$(1,221,495)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & Amortization	1,090	4,460
Common stock issued as compensation for services	—	467,980
Amortization of debenture discounts	9,514	58,836
Changes in operating assets and liabilities:
Other assets	—	4,599
Accounts receivable	(14,795)	—
Accounts payable and accrued expenses	182,341	149,090
Accounts payable and accrued expenses - related party	(10,000)	—
Net change in right-of-use operating lease asset	—	(904)
Amortization intellectual property	6,500	6,500
Amortization of website and development	3,102	82,592
Net cash used in operating activities	(308,848)	(448,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	—	1,853
Proceeds from notes payable, net of repayments	15,440	64,541
Proceeds from issuance of convertible debentures	336,500	380,821
Net cash provided by financing activities	351,940	447,215

Net increase (decrease) in cash	43,092	(1,127)

Cash at beginning of period	10,721	3,416

Cash at end of period	53,813	2,289

Supplemental disclosures of non-cash information
Discount issued with Convertible Debentures	—	48,525
Right-of-use lease asset obtained in exchange for operating lease liabilities	23,432	—
Cash paid during the period for interest	—	—
Cash paid during the period for taxes	—	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - Organization and Nature of Operation

MediXall Group, Inc. (OTCPK:MDXL) (the “Company” or “MediXall”) was incorporated on December 21, 1998 under the laws of the State of Nevada under the name of IP Gate, Inc. The Company had various name changes since, to reflectchanges in the Company’s operating strategies. The Company owns various subsidiaries listed but operates primarily under HealthKarma Inc (“Health Karma”).

The Health Karma business model is purposefully designed and structured around delivering practical, value-based, customized solutions to individuals, employers, and organizations which will enhance their employee’s and members’ overall mental, physical health and well-being, increase productivity, and help control the cost of care of the individual, the employer, or membership-based organization. Our unique, customized, proactive solutions are available anytime, anywhere, delivering timely, quality care to individuals, employees, and members.

The Company has the following wholly-owned subsidiaries: (1) Health Karma, Inc., which was established in 2020 to carry out the operations of MediXall Group Inc.; (2) Medixaid, Inc.; a dormant subsidiary (3) MediXall.com, Inc.; a dormant subsidiary (4) IHL of Florida, Inc., a dormant subsidiary; and, (5) Medixall Financial Group, a dormant subsidiary. The only active operating subsidiary is Health Karma Inc.

NOTE 2 – Going Concern

The Company had an accumulated deficit of $37,662,811 at March 31, 2024, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to March 31, 2024, the Company issued $247,500 of convertible debentures, which have all been converted to common stock, under the same terms as those described in Note 7.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2024 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on January 27, 2025.

Principles of Consolidation

These unaudited condensed consolidated financial statements presented are those of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to prior periods for comparative presentation purposes only.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies (continued)

Pursuant to accounting standards related to the accounting for uncertainty in income taxes, the evaluation of a tax position is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more- likely-than-not threshold to determine the amount of benefit to be recognized in the condensed consolidated financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likelihood of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than -not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de- recognized in the first subsequent financial reporting period in which the threshold is no longer met. The accounting standard also provides guidance on de- recognition, classification, interest and penalties, accounting in interim periods, disclosures, and transition.

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of March 31, 2024. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

The Company generates revenues from selling bundle medical, healthcare and well-being services to individuals, employer groups, organizations, associations, resellers, and third-party administrators. Our product offerings operate on a monthly subscription model with agreements and contracts typically spanning a 12-month commitment. We derive significant revenue stability and visibility from this structure. Under our per-membership-per-month (“PMPM”) subscription model, our client customers pay a monthly fee based on the total number of active memberships for that month times the contracted PMPM fee. This revenue generation model enables strong revenue stability as we establish long-term commitments with our clients, fostering a mutually beneficial partnership. The predictable monthly fee structure and the long-term nature of the contracts contribute to increased revenue visibility and forecasting accuracy. It also allows us to align our resources efficiently to meet the needs of our clients, ensuring high-quality service delivery throughout the contracted period. We recognize revenue monthly as the services are rendered and performance obligations are satisfied.

Senior Convertible Debentures and Warrants

At issuance, the senior convertible debentures (“Convertible Debt”) are recorded at its fair value, limited to a relative fair value based upon the percentage of its fair value to the total fair value including the fair value of the warrant, establishing the cost basis.

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

Following is the computation of basic and diluted loss per share for the three months periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Basic and Diluted LPS Computation
Numerator:
Net loss	$(486,600)	$(1,221,495)
Series B Preferred Stock Dividends	78,136	77,278

Loss available to common stockholders	(564,736)	(1,298,773)

Denominator:
Basic and diluted LPS	$0.00	$(0.01)

Weighted average number of common shares outstanding	134,044,639	122,187,491

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti- dilutive are as follows (in common stock equivalent shares):

Series A Preferred stock (convertible)	8,300,000	24,900,000
Series B Preferred stock (convertible)	15,637,440	15,637,440
Senior Convertible Debentures and Warrants	5,088,371	3,496,225

 Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three months ended March 31, 2024 and 2023. However, there can be no assurances that future impairment tests will not result in a charge to operations.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies (continued)

Website and Development Costs

Internal and external costs incurred to develop the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of March 31, 2024 and December 31, 2023, the Company has met the capitalization requirements and then began to amortize the assets. Amortization is calculated using the straight line method over the estimated useful life of the assets, which management determined to be five years.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

NOTE 4 - Intellectual Property

Intellectual Property consists of the following:

Balances, March 31, 2024
Gross	$156,000
Accumulated amortization	(32,500)
Net carrying amount	$123,500

Estimated amortization expense for the intellectual property for each of the future years ending December 31, is as follows:

2024 (nine months)	19,500
2025	26,000
2026	26,000
2027	26,000
2028	26,000
Total	$123,500

NOTE 5 – Preferred Stock

The 88,298 outstanding Series A preferred shares are convertible into 8,300,000 common shares based on a conversion factor of 1:94. The preferred shares do not pay dividends. The number of votes for the preferred shares shall be the same as the amount of shares of common shares that would be issued upon conversion.

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. No common stock has been issued as of March 31, 2024 in satisfaction of the preferred stock dividend. At March 31, 2024 and December 31, 2024 undeclared cumulative Series B preferred stock dividends were $996,492 and $918,356, respectively.

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

NOTE 6 – Related Party Transactions

During the three months ended March 31, 2024 and 2023, Wellcare Dimensions, Inc. was paid $10,000 and $0, respectively, to reduce their accrued liabilities.

NOTE 7 – Senior Convertible Debentures and Warrants

In March 2022, the Company entered into a securities purchase agreement in which the Company maximum offering amount is $5,000,000. For every $1,000 invested in the offering, the Investors will receive a Debenture with a face amount of $1,000 and Warrants to purchase 350 Common Shares at an exercise price of $0.75 per share expiring on April 30, 2027. Pursuant to this agreement, the Company has received proceeds from convertible debentures totaling $4,293,458. The interest rate is 8% and the maturity date was extended to January 31, 2024. Interest is due quarterly on January 1, April 1, July 1, and October 1 of each year during which the debentures are outstanding. Interest was payable in shares of the Company’s common stock until December 1, 2022. Thereafter, the interest will be paid 50% in cash and 50% in the Company’s common stock. At March 31, 2024, total accrued interest payable of $983,782 was unpaid. The outstanding debentures are convertible into shares of common stock at a price range from $0.29 to $0.32 per share. The debentures may be converted at any time after the issuance date until the debentures are paid off.

As of March 31, 2024, the Company’s common stock underlying the convertible debentures and warrants is subject to a registration rights agreement. The Company is required to use its reasonable best efforts to comply with the provisions of the registration rights agreement.

At March 31, 2024, the Company issued warrants to acquire up to an aggregate 1,463,339 shares of the Company’s common stock at an exercise price of $0.75 per share. Each Warrant is exercisable by the Investor beginning on the effective date through the fifth-year anniversary thereof.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – Senior Convertible Debentures and Warrants (continued)

The fair value of each warrant issued during the three months ended March 31, 2024 was estimated on the date of issuance using the Black-Scholes option- pricing model with the following assumptions:

Stock price	$0.00
Exercise price	$0.75
Risk-free interest rate	4.05-4.22%
Expected dividend yield	0.00%
Expected stock volatility	323.98%
Expected life in years	5.00

The expected life was based on the life of the warrants. Expected volatility is based on historical volatility of Company's common stock. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of issuance. The dividend yield assumption is based on the Company's expectation of dividend payments.

The relative fair value of the warrants at March 31, 2024 was $0. During the three-months ended March 31, 2024 and 2023, the Company amortized $9,514 and $58,836, respectively, of the debt discount to interest expense.

The following summarized the senior convertible debentures during the three-month period ended March 31, 2024:

Senior Convertible Debentures at December 31, 2023	$3,830,277
Debentures Issued	336,500
Relative fair value of warrants issued as discount	—
Accretion of warrants issued as discount	9,514
Senior Convertible Debentures at March 31, 2024	$4,176,291

 NOTE 8 – Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements as of March 31, 2024, and events which occurred subsequently but were not recognized in the unaudited condensed consolidated financial statements.

Subsequent to March 31, 2024, the Company has converted all debentures and Preferred Series B shares into the Company’s common stock, along with all in-kind interest due.

Subsequent to March 31, 2024, and as of the date of this filing, the Company issued $247,500 of convertible debentures.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements contained in this report speak only as of the date of this report, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements. Such forward-looking statements include statements regarding, among other things, matters associated with:

•	our ability to continue as a going concern,
•	our history of losses which we expect to continue,
•	the significant amount of liabilities due to related parties,
•	our ability to raise sufficient capital to fund our company,
•	our ability to integrate acquisitions and the operations of acquired companies,
•	the limited experience of our management in the operations of a public company,
•	potential weaknesses in our internal control over financial reporting,
•	increased costs associated with reporting obligations as a public company,
•	a limited market for our common stock and limitations resulting from our common stock being designated as a penny stock,
•	the ability of our board of directors to issue preferred stock without the consent of our stockholders,
•	our management controls the voting of our outstanding securities,
•	the conversion of shares of Series A and B preferred stock will be very dilutive to our existing common stockholders,
•	risks associated with and unique to health care,
•	risks associated with stability of the internet, data security, exposure to data breach, and
•	risks associated with using third-party providers for the deliverables of our products and services.

        You should read thoroughly this report and the documents that we refer to herein with the understanding that our actual future results may be materially different from and/or worse than what we expect. We qualify all of our forward-looking statements by these cautionary statements, including those made in this report, in Part I. Item 1A. Risk Factors appearing in our Annual Report on Form 10-K for the year ended December 31, 2023 and our other filings with the Securities and Exchange Commission. Other sections of this report include additional factors which could adversely impact our business and financial performance. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Except for our ongoing obligations to disclose material information under the Federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events. These forward-looking statements speak only as of the date of this report, and you should not rely on these statements without also considering the risks and uncertainties associated with these statements and our business.

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

OVERVIEW

The Company’s business model is an innovation-driven healthcare solutions company dedicated to transforming the way individuals and organizations approach health and well-being. Through our operating subsidiary, Health Karma Inc., we deliver proactive, value-based, and customized solutions that empower individuals to achieve optimal physical, mental, and social well-being. Our mission is rooted in the concept of "health karma” for improving lives by addressing health needs at the first moment, the critical point when a healthcare event occurs, ensuring better outcomes and reduced costs. This is why our branding is focused around 1st Moment™.

Unlike traditional healthcare companies that focus on reactive, downstream care, Health Karma is uniquely positioned to intervene at the “1st Moment”, providing timely, accessible, and high-quality care through telephonic, secure video, and app-based platforms. This proactive approach not only enhances individual health and well-being but also drives measurable benefits for our clients, including increased productivity, reduced healthcare costs, and improved profitability. Our focus set us apart in the healthcare industry, positioning us as a leader in proactive, value-driven care. We are committed to delivering solutions that not only meet the evolving needs of our clients and members but also drive long-term value for our shareholders. Further, our 1st Moment™ brand emphasizes the fact that the majority of our solutions deliver immediate in-the-moment access to our provider network of medical doctors, master’s level behavioral health clinicians, registered triage nurses and even veterinarians.

Our solutions are designed to serve a broad spectrum of stakeholders, including corporations, Third-Party Administrators (TPAs), insurance companies, healthcare benefits providers, Professional Employer Organizations (PEOs), first responders, public safety agencies, educational institutions, and associations. By addressing health needs at the earliest possible stage, we create a ripple effect of positive outcomes—improving lives, reducing costs, and fostering healthier, more productive communities.

During 2023, the Company underwent a nearly complete change in the Board of Directors and management resulting in a substantial transformation of the Company’s focus, product offerings, and channel emphasis. This shift has led to significant financial growth, with revenue of $118,142 in the first quarter of 2024 surpassing that of the same period in 2023 of $77,866, an increase of 52% and exceeded the total revenue for the entire year of 2022 by almost 100%.

Moreover, the Company successfully reduced its net loss in the first three months of 2024 by $734,895 from the same period in 2023. The net loss for the three months ended March 31, 2024 was $486,600 versus $1,221,495 for the same period in 2023. This is the result of the new management taking decisive steps to reduce costs by moving its corporate office, continuing the remote work strategy started under pandemic conditions, dramatically reducing the number of employees by procuring out-sourced marketing expertise, its User Experience/User Interface (UX/UI) platform, its IT development and maintenance, and the use of independent sales consultants and brokers.

Going Concern

We have incurred net losses of approximately $37.7 million since inception through March 31, 2024. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three-Month Period Ended March 31, 2024 Compared to the Three-Month Period Ended March 31, 2023

Revenue

Revenue for the three months ended March 31, 2024 was $118,142, whereas our revenue for the three months ended March 31, 2023 was $77,866 which was 52% greater than the previous year.

Moreover, the Company successfully reduced its Net Loss in the three months ended March 31, 2024 by $734,895 from the same period in 2023. The Net Loss for the three months ended March 31, 2024 was $486,600 versus $1,221,495 for the same period in 2023.

Operating Expenses

A summary of our operating expense for the three-month periods ended March 31, 2024 and 2023 follows:

	Three Months Ended March 31,		(Decrease) /
	2024	2023	Increase
Operating expense
Professional fees	$68,162	$566,357	$(498,195)
Personnel related expenses	169,624	275,379	(105,755)
Other selling, general, and administrative	136,081	266,333	(130,252)
Interest Expense	180,464	101,891	78,573
Total operating expense	$554,331	$1,209,960	$(655,629)

Operating expenses decreased $655,629, or 54.2%, to $554,331 during the three months ended March 31, 2024 compared to $1,209,960 during the same period in 2023. The decrease in total operating expenses is primarily due to:

1.	The decrease in professional fees of $498,195 is primarily due to the decrease of stock compensation for consultant services during the three-month period ended March 31, 2024.

2.	The decrease in personnel related expenses of $105,755 is primarily due to the deferred payments to employees during the three-month period ended March 31, 2024.

We expect expenses to decrease as we move forward as the Company continues its remote work strategy started under pandemic conditions, and dramatically reduced the number of employees by procuring out-sourced marketing expertise, its User Experience/User Interface (UX/UI) platform. Its IT development and maintenance, and the use of independent sales consultants and brokers.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At March 31, 2024, we had $53,813 in cash and a net working capital deficit of $7,147,867.

For the three-month period ended March 31, 2024, we raised $0 and $336,500 from sales of our restricted common stock and issuance of convertible debt, respectively.

Net cash used in operating activities for the three-month period ended March 31, 2024 was $308,848, as compared to $448,342 for the three-month period ended March 31, 2023. This change primarily results from our lower net loss, offset by fluctuations in accounts payable and accrued expenses, and Net Change in transactions between related entities.

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

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational, and regulatory risks, including the potential risk of business failure. For information regarding such risks and uncertainties, see Item 1A, Risk Factors, in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as the same may be amended or updated from time to time.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2024.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

 Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that as of March 31, 2024, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

None during the three-month period ended March 31, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

MediXall Group, Inc.

Dated: May 19, 2025	By:	/s/ Shane Glavin
Shane Glavin
Principal Financial Officer
Dated: May 19, 2025	By:	/s/ Travis Jackson
Travis Jackson
Chief Executive Officer (Principal Executive Officer)

