Form 10-Q
period 2024-06-30
MediXall Group, Inc.
filed 2025-06-05
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of June 2, 2025, the issuer had 205,386,008 shares of its common stock issued and outstanding.

MEDIXALL GROUP, NC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$32,621	$10,721
Accounts Receivable	6,928	—
Other Assets	3,484	3,484
Total current assets	43,033	14,205

Furniture and equipment, net	11,495	13,488
Intellectual property	117,000	130,000
Right-of-use-operating lease asset	20,599	—
Website and development costs	37,206	43,410
Total assets	229,333	201,103

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,877,704	$2,531,615
Accounts payable and accrued expenses - related party	60,960	70,960
Operating lease liability	11,723	—
Notes payable	365,645	265,344
Senior Convertible Debentures, net of discount of $107,663 and $126,681	4,363,295	3,830,277
Total current liabilities	7,679,327	6,698,196

Operating lease liability, net of current portion	8,876	—
Notes payable, net of current portion	37,148	26,463
Total liabilities	7,725,351	6,724,659

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 88,298 and 176,596 issued and outstanding	$88	$177
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized 3,909,360 issued and outstanding	3,909	3,909
Common Stock, $0.001 par value 750,000,000 shares authorized; 138,900,668 and 130,487,491 shares issued and outstanding	138,900	130,487
Additional paid-in capital	30,509,758	30,518,082
Accumulated deficit	(38,148,673)	(37,176,211)
Total stockholders' deficit	(7,496,018)	(6,523,556)

Total liabilities and stockholders' deficit	229,333	201,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenue	$52,839	$71,524	$170,981	$149,390

Cost of Services	14,587	35,585	64,998	124,986
Gross Margin	38,252	35,939	105,983	24,404

Operating Expenses
Professional fees	126,468	544,750	194,630	1,111,107
Personnel related expenses	165,697	211,869	335,321	487,248
Other selling, general and administrative	126,114	225,754	262,195	492,087
Interest Expense	105,835	32,944	286,299	134,835
Total Operating Expenses	524,114	1,015,317	1,078,445	2,225,277

Loss before income taxes	(485,862)	(979,378)	(972,462)	(2,200,873)

Income taxes	—	—	—	—

Net Loss	(485,862)	(979,378)	(972,462)	(2,200,873)

Less preferred stock dividends	78,137	78,136	156,273	155,414

Net Loss to common shareholders	$(563,999)	$(1,057,514)	$(1,128,735)	$(2,356,287)

Net loss per common share
Basic	0.00	$(0.01)	(0.01)	$(0.01)
Diluted	0.00	$(0.01)	(0.01)	$(0.01)

Weighted average number of common shares outstanding during the periods
Basic and Diluted	138,831,294	127,453,656	136,437,967	124,686,990

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Voting Preferred Stock		Series B Voting Preferred Stock		Common Stock
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	264,894	$265	3,909,360	$3,909	122,182,860	$122,182	$28,817,084	$(32,612,805)	$(3,669,365)

Common stock expense for services (Unaudited)	—	—	—	—	—	—	467,980	—	467,980
Proceeds from sale of common stock (Unaudited)	—	—	—	—	4,631	5	1,848	—	1,853
Fair value of Warrants issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	48,525	—	48,525
Net loss (Unaudited)	—	—	—	—	—	—	—	(1,221,495)	(1,221,495)
Balance, March 31, 2023 (Unaudited)	264,894	$265	3,909,360	$3,909	122,187,491	$122,187	$29,335,437	$(33,834,300)	$(4,372,502)

Conversion of shares from preferred stock to common (Unaudited)	(88,298)	(88)	—	—	8,300,000	8,300	(8,212)	—	—
Common stock expense for services (Unaudited)	—	—	—	—	—	—	467,982	—	467,982
Fair value of Warrants issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	45,781	—	45,781
Net Loss (Unaudited)	—	—	—	—	—	—	—	(979,378)	(979,378)
Balance, June 30, 2023 (Unaudited)	176,596	$177	3,909,360	$3,909	130,487,491	$130,487	$29,840,988	$(34,813,678)	$(4,838,117)

Balance, December 31, 2023	176,596	$177	3,909,360	$3,909	130,487,491	$130,487	$30,518,082	$(37,176,211)	$(6,523,556)

Conversion of shares from preferred stock to common (Unaudited)	(88,298)	(89)	—	—	8,300,012	8,300	(8,211)	—	—
Retirement of common stock (Unaudited)	—	—	—	—	(253,835)	(254)	254	—	—
Net Loss (Unaudited)	—	—	—	—	—	—	—	(486,600)	(486,600)
Balance, March 31, 2024 (Unaudited)	88,298	$88	3,909,360	$3,909	138,533,668	$138,533	$30,510,125	$(37,662,811)	$(7,010,156)

Common stock expense for services (Unaudited)	—	—	—	—	60,000	60	(60)	—	—
Common stock issued (Unaudited)	—	—	—	—	307,000	307	(307)	—	—
Net Loss (Unaudited)	—	—	—	—	—	—	—	(485,862)	(485,862)
Balance, June 30, 2024 (Unaudited)	88,298	$88	3,909,360	$3,909	138,900,668	$138,900	$30,509,758	$(38,148,673)	$(7,496,018)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(972,462)	$(2,200,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	1,993	5,774
Common stock issued as compensation for services	—	935,962
Amortization of debenture discounts	19,018	119,219
Changes in operating assets and liabilities:
Other assets	—	4,599
Accounts receivable	(6,928)	—
Accounts payable and accrued expenses	346,089	261,104
Accounts payable and accrued expenses - related party	(10,000)	—
Net change in right-of-use operating lease asset and liability	—	(4,971)
Amortization of intellectual property	13,000	13,000
Amortization of website and development costs	6,204	102,004
Net cash used in operating activities	(603,086)	(764,182)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock, net of offering costs	—	1,853
Proceeds from notes payable, net of repayments	110,986	—
Proceeds from issuance of convertible debentures	514,000	777,486
Net cash provided by financing activities	624,986	779,339

Net increase in cash	21,900	15,157

Cash at beginning of period	10,721	3,416

Cash at end of period	32,621	18,573

Supplemental disclosures of non-cash information
Discount issued with Convertible Debentures	—	94,306
Right-of-use lease asset obtained in exchange for operating lease liabilities	23,432	—
Cash paid during the period for interest	—	—
Cash paid during the period for taxes	—	—

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

The Company has the following wholly-owned subsidiaries: (1) Health Karma, Inc., which was established in 2020 to carry out the operations of MediXall Group Inc.; (2) Medixaid, Inc.; a dormant subsidiary and dissolved on April 19, 2025 (3) MediXall.com, Inc.; a dormant subsidiary and dissolved on April 19, 2025 (4) IHL of Florida, Inc., a dormant subsidiary and dissolved on September 27, 2019; and, (5) Medixall Financial Group, a dormant subsidiary and dissolved on April 19, 2025. The only active operating subsidiary is Health Karma Inc.

NOTE 2 – Going Concern

The Company had an accumulated deficit of $38,148,673 at June 30, 2024, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

Since the Company has generated minimal revenues from its planned operations, its ability to continue as a going concern is wholly dependent upon its ability to obtain additional financing. Since inception, the Company has funded operations through short-term borrowings, and the proceeds from equity sales in order to meet its strategic objectives. The Company's future operations are dependent upon its ability to generate revenues along with additional external funding as needed. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of its business plan. Subsequent to June 30, 2024, the Company issued $70,000 of convertible debentures, which have all been converted to common stock, under the same terms as those described in Note 7.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2024 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on January 27, 2025.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of June 30, 2024. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

Following is the computation of basic and diluted loss per share for the three and six month periods ended June 30, 2024 and 2023:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Basic and Diluted LPS Computation
Numerator:
Net loss	$(485,862)	$(979,378)	$(972,462)	$(2,200,873)
Series B Preferred Stock Dividends	78,137	78,136	156,273	155,414

Loss available to common stockholders	$(563,999)	$(1,057,514)	$(1,128,735)	$(2,356,287)

Denominator:
Basic and diluted LPS	$0.00	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	138,831,294	127,453,656	136,437,967	124,686,990

Potentially dilutive securities not included in the calculation of diluted LPS attributable to common stockholders because to do so would be anti- dilutive are as follows (in common stock equivalent shares):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Series A Preferred stock (convertible)	8,300,000	16,600,000	8,300,000	16,600,000
Series B Preferred stock (convertible)	15,637,490	15,637,490	15,637,490	15,637,490
Senior Convertible Debentures and Warrants	5,327,996	4,036,506	5,327,996	4,036,506

 Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three and six month periods ended June 30, 2024 and 2023. However, there can be no assurances that future impairment tests will not result in a charge to operations.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies (continued)

Website and Development Costs

Internal and external costs incurred to develop the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of June 30, 2024 and December 31, 2023, the Company has met the capitalization requirements and then began to amortize the assets. Amortization is calculated using the straight line method over the estimated useful life of the assets, which management determined to be five years.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated condensed financial statements.

NOTE 4 - Intellectual Property

Intellectual Property consists of the following:

Balances, June 30, 2024
Gross	$156,000
Accumulated amortization	(39,000)
Net carrying amount	$117,000

Estimated amortization expense for the intellectual property for each of the future years ending December 31, is as follows:

2024 (six months)	13,000
2025	26,000
2026	26,000
2027	26,000
2028	26,000
Total	$117,000

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

Dividends

Series B Holders will be entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend will be cumulative, shall accrue quarterly, and be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend shall be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. No common stock has been issued as of June 30, 2024 in satisfaction of the preferred stock dividend. At June 30, 2024 and December 31, 2024, undeclared cumulative Series B preferred stock dividends were $1,074,629 and $918,356, respectively.

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

NOTE 6 – Related Party Transactions

During the three and six months ended June 30, 2024, Wellcare Dimensions, Inc. was paid $0 and $10,000, respectively, to reduce their accrued liabilities.

NOTE 7 – Senior Convertible Debentures and Warrants

In March 2022, the Company entered into a securities purchase agreement in which the Company maximum offering amount is $5,000,000. For every $1,000 invested in the offering, the Investors will receive a Debenture with a face amount of $1,000 and Warrants to purchase 350 Common Shares at an exercise price of $0.75 per share expiring on April 30, 2027. Pursuant to this agreement, the Company has received proceeds from convertible debentures totaling $4,470,958. The interest rate is 8% and the maturity date was extended to January 31, 2024. Interest is due quarterly on January 1, April 1, July 1, and October 1 of each year during which the debentures are outstanding. Interest was payable in shares of the Company’s common stock until December 1, 2022. Thereafter, the interest will be paid 50% in cash and 50% in the Company’s common stock. At June 30, 2024, total accrued interest payable of $1,089,618 was unpaid. The outstanding debentures are convertible into shares of common stock at a price range from $0.29 to $0.32 per share. The debentures may be converted at any time after the issuance date until the debentures are paid off.

As of June 30, 2024, the Company’s common stock underlying the convertible debentures and warrants is subject to a registration rights agreement. The Company is required to use its reasonable best efforts to comply with the provisions of the registration rights agreement.

As of June 30, 2024, the Company issued warrants to acquire up to an aggregate 1,525,464 shares of the Company’s common stock at an exercise price of $0.75 per share. Each Warrant is exercisable by the Investor beginning on the effective date through the fifth-year anniversary thereof.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – Senior Convertible Debentures and Warrants (continued)

The fair value of each warrant issued during the six months ended June 30, 2024 was estimated on the date of issuance using the Black-Scholes option- pricing model with the following assumptions:

Stock price	$0.00
Exercise price	$0.75
Risk-free interest rate	4.05-4.60%
Expected dividend yield	0.00%
Expected stock volatility	323.98%
Expected life in years	5.00

The expected life was based on the average life of the warrants. Expected volatility is based on historical volatility of Company's common stock. The risk-free rate for periods within the contractual life of the warrants is based on the U.S. Treasury yield curve in effect at the time of issuance. The dividend yield assumption is based on the Company's expectation of dividend payments.

The relative fair value of the warrants issued during the three and six months ended June 30, 2024 was $0. During the three and six months ended June 30, 2024 the Company amortized $9,504 and $19,018, respectively, of the debt discount to interest expense.

The following summarized the senior convertible debentures during the six-month period ended June 30, 2024:

Senior Convertible Debentures at December 31, 2023	$3,830,277
Debentures Issued	514,000
Relative fair value of warrants issued as discount	—
Accretion of warrants issued as discount	19,018
Senior Convertible Debentures at June 30, 2024	$4,363,295

 NOTE 8 – Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements as of June 30, 2024, and events which occurred subsequently but were not recognized in the unaudited condensed consolidated financial statements.

Subsequent to June 30, 2024, the Company has converted all debentures and Preferred Series B shares into the Company’s common stock, along with all in-kind interest due.

Subsequent to June 30, 2024, and as of the date of this filing, the Company issued $70,000 of convertible debentures.

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

Although revenue was down 26% from the same quarter in 2023, revenue for the six-month period grew 14% over the same six-month period in 2023. The drop in Q2 revenue was due to a key client restructuring their program which caused a temporary pause in their offering from the end of April 2024 to September 2024.

Moreover, the Company successfully reduced its net loss in the first six months of 2024 by over $1.2 million from the same period in 2023. The net loss for the six months ended June 30, 2024 was $972,462 versus $2,200,873 for the same period in 2023. This is the result of the new management taking decisive steps to reduce costs by moving its corporate office, continuing the remote work strategy started under pandemic conditions, dramatically reducing the number of employees by procuring out-sourced marketing expertise, its User Experience/User Interface (UX/UI) platform, its IT development and maintenance, and the use of independent sales consultants and brokers.

Going Concern

We have incurred net losses of approximately $38.1 million since inception through June 30, 2024. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three-Month Period Ended June 30, 2024 Compared to the Three-Month Period Ended June 30, 2023

Revenue

Revenue for the three months ended June 30, 2024 was $52,839, whereas our revenue for the three months ended June 30, 2023 was $71,524 which was 26% less than the previous year.

Moreover, the Company successfully reduced its Net Loss in the three months ended June 30, 2024 by $493,516 from the same period in 2023. The Net Loss for the three months ended June 30, 2024 was $485,862 versus $979,378 for the same period in 2023.

Operating Expenses

A summary of our operating expense for the three-month periods ended June 30, 2024 and 2023 follows:

	Three Months Ended June 30,		(Decrease) /
	2024	2023	Increase
Operating expense
Professional fees	$126,468	$544,750	$(418,282)
Personnel related expenses	165,697	211,869	(46,172)
Other selling, general, and administrative	126,114	225,754	(99,640)
Interest Expense	105,835	32,944	72,891
Total operating expense	$524,114	$1,015,317	$(491,203)

Operating expenses decreased $491,203, or 48.4%, to $524,114 during the three months ended June 30, 2024 compared to $1,015,317 during the same period in 2023. The decrease in total operating expenses is primarily due to:

1.	The decrease in professional fees of $418,282 is primarily due to the decrease of stock compensation for consultant services during the three-month period ended June 30, 2024.

We expect expenses to decrease as we move forward as the Company continues its remote work strategy started under pandemic conditions, and dramatically reduced the number of employees by procuring out-sourced marketing expertise, its User Experience/User Interface (UX/UI) platform. Its IT development and maintenance, and the use of independent sales consultants and brokers.

Six-Month Period Ended June 30, 2024 Compared to the Six-Month Period Ended June 30, 2023

Revenue

Revenue for the six months ended June 30, 2024 was $170,981, whereas our revenue for the six months ended June 30, 2023 was $149,390 which was 14% greater than the previous year.

Operating Expenses

A summary of our operating expense for the six-month periods ended June 30, 2024 and 2023 follows:

	Six Months Ended June 30,		(Decrease) /
	2024	2023	Increase
Operating expense
Professional fees	$194,630	$1,111,107	$(916,477)
Personnel related expenses	335,321	487,248	(151,927)
Other selling, general, and administrative	262,195	492,087	(229,892)
Interest Expense	286,299	134,835	151,464
Total operating expense	$1,078,445	$2,225,277	$(1,146,832)

Operating expenses decreased $1,146,832, or 51.5%, to $1,078,445 during the six months ended June 30, 2024 compared to $2,225,277 during the same period in 2023. The decrease in total operating expenses is primarily due to:

1.	The decrease in professional fees of $916,477 is primarily due to the decrease of stock compensation for consultant services during the six-month period ended June 30, 2024.

We expect expenses to decrease as we move forward as the Company continues its remote work strategy started under pandemic conditions, and dramatically reduced the number of employees by procuring out-sourced marketing expertise, its User Experience/User Interface (UX/UI) platform. Its IT development and maintenance, and the use of independent sales consultants and brokers.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At June 30, 2024, we had $32,621 in cash and a net working capital deficit of $7,636,294.

For the six-month period ended June 30, 2024, we raised $514,000 from issuance of convertible debt.

Net cash used in operating activities for the six-month period ended June 30, 2024 was $603,086, as compared to $764,182 for the same six-month period ended June 30, 2023. This change primarily results from our lower net loss, offset by fluctuations in accounts payable and accrued expenses, and larger changes due to no stock based compensation expense and less amortization of debenture discounts.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2024.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

 Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that as of June 30, 2024, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

None during the three-month period ended June 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

MediXall Group, Inc.

Dated: June 5, 2025	By:	/s/ Shane Glavin
Shane Glavin
Principal Financial Officer
Dated: June 5, 2025	By:	/s/ Travis Jackson
Travis Jackson
Chief Executive Officer (Principal Executive Officer)

