Form 10-Q
period 2024-09-30
MediXall Group, Inc.
filed 2025-09-08
CIK 1601280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of September 2, 2025, the issuer had 205,506,008 shares of its common stock issued and outstanding.

MEDIXALL GROUP, INC. AND SUBSIDIARIES INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$31,916	$10,721
Accounts Receivable	11,540	—
Other Assets	3,484	3,484
Total current assets	46,940	14,205

Furniture and equipment, net	10,734	13,488
Intellectual property	110,500	130,000
Right-of-use-operating lease asset	17,702	—
Website and development costs	34,104	43,410
Total assets	219,980	201,103

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$2,062,550	$2,531,615
Accounts payable and accrued expenses - related party	60,960	70,960
Accrued dividends	1,107,223	—
Operating lease liability	11,723	—
Notes payable	373,068	265,344
Senior Convertible Debentures, net of discount of $0 and $126,681	177,500	3,830,277
Total current liabilities	3,793,024	6,698,196

Operating lease liability, net of current portion	5,979	—
Notes payable, net of current portion	39,655	26,463
Total liabilities	3,838,658	6,724,659

STOCKHOLDERS' DEFICIT:
Convertible Preferred Series A stock, $0.001 par value, 1,000,000 authorized; 88,298 and 176,596 issued and outstanding	$88	$177
Convertible Preferred Series B stock, $0.001 par value, 4,000,000 authorized 0 and 3,909,360 issued and outstanding	—	3,909
Common Stock, $0.001 par value 750,000,000 shares authorized; 168,865,165 and 130,487,491 shares issued and outstanding	168,865	130,487
Additional paid-in capital	35,204,452	30,518,082
Accumulated deficit	(38,992,083)	(37,176,211)
Total stockholders' deficit	(3,618,678)	(6,523,556)

Total liabilities and stockholders' deficit	219,980	201,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023

Revenue	$38,858	$65,535	$209,839	$214,925

Cost of Services	16,558	63,110	81,556	188,096
Gross Margin	22,300	2,425	128,283	26,829

Operating Expenses
Professional fees	38,377	519,787	233,007	1,630,894
Personnel related expenses	148,344	162,345	483,665	649,593
Other selling, general and administrative	136,107	191,358	398,302	683,445
Interest Expense	45,949	37,002	332,248	171,837
Gain on settlement of accounts payable and accrued expenses	(610,290)	—	(610,290)	—
Total Operating Expenses	(241,513)	910,492	836,932	3,135,769

Income (loss) before income taxes	263,813	(908,067)	(708,649)	(3,108,940)

Income taxes	—	—	—	—

Net income (loss)	263,813	(908,067)	(708,649)	(3,108,940)

Less preferred stock dividends	32,594	78,996	188,867	234,410

Net income (loss) to common shareholders	$231,219	$(987,063)	$(897,516)	$(3,343,350)

Net income (loss) per common share
Basic	0.00	$(0.01)	(0.01)	$(0.03)
Diluted	0.00	$(0.01)	(0.01)	$(0.03)

Weighted average number of common shares outstanding during the periods
Basic and Diluted	162,270,572	130,487,491	145,111,688	126,048,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Series A Voting Preferred Stock		Series B Voting Preferred Stock		Common Stock
	$0.001 Par Value		$0.001 Par Value		$0.001 Par Value		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	264,894	$265	3,909,360	$3,909	122,182,860	$122,182	$28,817,084	$(32,612,805)	$(3,669,365)

Common stock expense for services (Unaudited)	—	—	—	—	—	—	467,980	—	467,980
Proceeds from sale of common stock (Unaudited)	—	—	—	—	4,631	5	1,848	—	1,853
Fair value of Warrants issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	48,525	—	48,525
Net loss (Unaudited)	—	—	—	—	—	—	—	(1,221,495)	(1,221,495)
Balance, March 31, 2023 (Unaudited)	264,894	$265	3,909,360	$3,909	122,187,491	$122,187	$29,335,437	$(33,834,300)	$(4,372,502)

Conversion of shares from preferred stock to common (Unaudited)	(88,298)	(88)	—	—	8,300,000	8,300	(8,212)	—	—
Common stock expense for services (Unaudited)	—	—	—	—	—	—	467,982	—	467,982
Fair value of Warrants issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	45,781	—	45,781
Net loss (Unaudited)	—	—	—	—	—	—	—	(979,378)	(979,378)
Balance, June 30, 2023 (Unaudited)	176,596	$177	3,909,360	$3,909	130,487,491	$130,487	$29,840,988	$(34,813,678)	$(4,838,117)

Common stock expense for services (Unaudited)	—	—	—	—	—	—	467,982	—	467,982
Fair value of Warrants issued with Convertible Debentures (Unaudited)	—	—	—	—	—	—	29,347	—	29,347
Net loss (Unaudited)	—	—	—	—	—	—	—	(908,067)	(908,067)
Balance, September 30, 2023 (Unaudited)	176,596	$177	3,909,360	$3,909	130,487,491	$130,487	$30,338,317	$(35,721,745)	$(5,248,855)

Balance, December 31, 2023	176,596	$177	3,909,360	$3,909	130,487,491	$130,487	$30,518,082	$(37,176,211)	$(6,523,556)

Conversion of shares from preferred stock to common (Unaudited)	(88,298)	(89)	—	—	8,300,012	8,300	(8,211)	—	—
Retirement of common stock (Unaudited)	—	—	—	—	(253,835)	(254)	254	—	—
Net loss (Unaudited)	—	—	—	—	—	—	—	(486,600)	(486,600)
Balance, March 31, 2024 (Unaudited)	88,298	$88	3,909,360	$3,909	138,533,668	$138,533	$30,510,125	$(37,662,811)	$(7,010,156)

Common stock expense for services (Unaudited)	—	—	—	—	60,000	60	(60)	—	—
Common stock issued (Unaudited)	—	—	—	—	307,000	307	(307)	—	—
Net loss (Unaudited)	—	—	—	—	—	—	—	(485,862)	(485,862)
Balance, June 30, 2024 (Unaudited)	88,298	$88	3,909,360	$3,909	138,900,668	$138,900	$30,509,758	$(38,148,673)	$(7,496,018)

Common stock expense for services (Unaudited)	—	—	—	—	743,750	744	(744)	—	—
Conversion of shares from preferred stock to common (Unaudited)	—	—	3,909,360)	3,909)	15,450,240	15,450	(11,541)	—	—
Conversion of debentures and accrued interest to common stock (Unaudited)	—	—	—	—	14,011,652	14,012	4,452,870	—	4,466,882
Proceeds from the sale of common stock, net (Unaudited)	—	—	—	—	14,125,000	14,125	634,743	—	648,868
Common stock repurchased (Unaudited)	—	—	—	—	(14,366,145)	(14,366)	(380,634)	—	(395,000)
Stock dividends accrued (Unaudited)	—	—	—	—	—	—	—	(1,107,223)	(1,107,223)
Net income (Unaudited)	—	—	—	—	—	—	—	263,813	263,813
Balance, September 30, 2024 (Unaudited)	88,298	$88	—	$—	168,865,165	$168,865	$35,204,452	$(38,992,083)	$(3,618,678)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MEDIXALL GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(708,649)	$(3,108,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation & amortization	2,754	7,071
Common stock issued as compensation for services	—	1,403,944
Amortization of debt discount	(63,239)	—
Amortization of debenture discounts	19,018	183,377
Gain on settlement of accounts payable and accrued expenses	(610,290)	—
Changes in operating assets and liabilities:
Other assets	—	4,599
Accounts receivable	(11,540)	—
Accounts payable and accrued expenses	352,312	345,904
Accounts payable and accrued expenses - related party	(10,000)	—
Net change in right-of-use operating lease asset and liability	—	(4,971)
Amortization of intellectual property	19,500	19,500
Amortization of website and development costs	9,306	121,416
Net cash used in operating activities	(1,000,828)	(1,028,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable, net	184,155	—
Proceeds from the sale of common stock, net of offering costs	648,868	1,853
Proceeds from issuance of convertible debentures	584,000	1,032,498
Repurchase of common stock	(395,000)	—
Net cash provided by financing activities	1,022,023	1,034,351

Net increase in cash	21,195	6,251

Cash at beginning of period	10,721	3,416

Cash at end of period	31,916	9,667

Supplemental disclosures of non-cash information
Discount issued with Convertible Debentures	—	123,653
Stock dividends accrued	1,107,223	—
Reclassification from senior convertible debentures to accounts payable and accrued expenses	20,000	—
Conversion of debentures and accrued interest to common stock	4,466,882	—
Right-of-use lease asset obtained in exchange for operating lease liabilities	23,432	—
Cash paid during the period for interest	—	—
Cash paid during the period for taxes	—	—

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

NOTE 2 – Going Concern

The Company had an accumulated deficit of $38,992,083 at September 30, 2024, and does not have sufficient operating cash flows. The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern, which is dependent upon the Company’s ability to establish itself as a profitable business.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited, condensed consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information, and the Securities and Exchange Commission (“SEC”) rules for interim financial reporting. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying interim unaudited condensed consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2024 and the condensed consolidated results of operations and cash flows for the periods presented. The condensed consolidated results of operations for interim periods are not necessarily indicative of the results of operations to be expected for any subsequent interim period. The accompanying unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2023 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on January 27, 2025.

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

The Company assessed its earnings history, trends, and estimates of future earnings, and determined that the deferred tax asset could not be realized as of September 30, 2024. Accordingly, a valuation allowance was recorded against the net deferred tax asset.

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

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies (continued)

Earnings (Loss) Per Share

The computation of basic earnings per share (“EPS”) or loss per share (“LPS”) is based on the weighted average number of shares that were outstanding during the periods, including shares of common stock that are issuable at the end of the reporting period. The computation of diluted EPS (LPS) is based on the number of basic weighted-average shares outstanding. The computation of diluted EPS (LPS) does not assume conversion, exercise or contingent issuance of securities that would have an antidilutive effect on EPS (LPS). Therefore, when calculating EPS (LPS), there is no inclusion of dilutive securities as their inclusion in the EPS (LPS) calculation is antidilutive due to net loss for the periods. For the three months ending September 30, 2024, the dilutive securities are not dilutive due to an EPS of zero.

Following is the computation of basic and diluted earnings (loss) per share for the three- and nine- month periods ended September 30, 2024 and 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Basic and Diluted EPS (LPS) Computation
Numerator:
Net income (loss)	$263,813	$(908,067)	$(708,649)	$(3,108,940)
Series B Preferred Stock Dividends	32,594	78,996	188,867	234,410

Income (loss) available to common stockholders	$231,219	$(987,063)	$(897,516)	$(3,343,350)

Denominator:
Basic and diluted EPS (LPS)	$0.00	$(0.01)	$(0.01)	$(0.03)

Weighted average number of common shares outstanding	162,270,572	130,487,491	145,111,688	126,048,154

Potentially dilutive securities not included in the calculation of diluted EPS (LPS) attributable to common stockholders because to do so would be anti- dilutive are as follows (in common stock equivalent shares):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Series A Preferred stock (convertible)	8,300,000	16,600,000	8,300,000	16,600,000
Series B Preferred stock (convertible)	—	15,637,490	—	15,637,490
Senior Convertible Debentures and Warrants	239,625	4,509,006	239,625	4,509,006

Recoverability of Long-Lived Assets

The Company assesses the recoverability of long-lived assets annually or whenever events or changes in circumstances indicate that expected future undiscounted cash flows might not be sufficient to support the carrying amount of an asset. The Company deems an asset to be impaired if a forecast of undiscounted future operating cash flows is less than the carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying value of the asset exceeds its fair value. There was no impairment of long-lived assets pertaining to the three- and nine-month periods ended September 30, 2024 and 2023. However, there can be no assurances that future impairment tests will not result in a charge to operations.

Intellectual Property

The intellectual property (“Intellectual Property”) is an intangible asset arising from the Company’s right to use the proprietary technology and programs of the 24hr Virtual Clinic. The Intellectual Property was initially measured at fair value and will be amortized on a straight-line basis over its estimated useful life as the economic benefits are consumed or otherwise realized. Management has determined the estimated useful life to be seven years.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3 - Summary of Significant Accounting Policies (continued)

Website and Development Costs

Internal and external costs incurred to develop the internal-use computer software during the application and development stage shall be capitalized subsequent to the preliminary project stage and when it is probable that the project will be completed. As of September 30, 2024 and December 31, 2023, the Company has met the capitalization requirements and then began to amortize the assets. Amortization is calculated using the straight-line method over the estimated useful life of the assets, which management determined to be five years.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated condensed financial statements.

NOTE 4 - Intellectual Property

Intellectual Property consists of the following:

Balances, September 30, 2024
Gross	$156,000
Accumulated amortization	(45,500)
Net carrying amount	$110,500

Estimated amortization expense for the intellectual property for each of the future years ending December 31, is as follows:

2024 (three months)	6,500
2025	26,000
2026	26,000
2027	26,000
2028	26,000
Total	$110,500

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

As of September 30, 2024, all Series B preferred stock converted into 15,450,240 shares of Common Stock.

Stock Dividends

Series B Holders were entitled to receive a quarterly dividend, until the conversion of the Series B Preferred Stock, at the rate of 8% per annum (the “Series B Dividend”). The Series B Dividend was cumulative, accrued quarterly, and was to be paid via the issuance of a number of shares of common stock of the Company equal to (1) the dollar amount of the Series B Dividend being paid, divided by (2) $0.25 (the “Stock Dividend”). The Stock Dividend was to be paid via the issuance to the applicable Series B Holder of the applicable shares of common stock via book entry in the books and records of the Company. No common stock has been issued as of September 30, 2024 in satisfaction of the preferred stock dividend. At September 30, 2024 and December 31, 2023, the cumulative Series B preferred stock dividends were $1,107,223 and $918,356, respectively.

Subsequent to September 30, 2024, all Series B Holders’ dividends were paid via common stock, which translated into 4,428,890 shares of common stock.

Voting Rights

Each share of Series B Preferred Stock had a number of votes on any matter submitted to the holders of the Company’s common stock, or any class thereof, for a vote, equal to the number of Conversion Shares into which the Series B Preferred Stock is then convertible, and shall vote together with the common stock, or any class thereof, as applicable, as one class on such matter for as long as the share of Series B Preferred Stock is issued and outstanding.

NOTE 6 – Related Party Transactions

During the three and nine months ended September 30, 2024, Wellcare Dimensions, Inc. was paid $0 and $10,000, respectively, to reduce their accrued liabilities.

NOTE 7 – Senior Convertible Debentures and Warrants

In March 2022, the Company entered into a securities purchase agreement in which the Company maximum offering amount is $5,000,000. For every $1,000 invested in the offering, the Investors will receive a Debenture with a face amount of $1,000 and Warrants to purchase 350 Common Shares at an exercise price of $0.75 per share expiring on April 30, 2027. Pursuant to this agreement, the Company has received proceeds from convertible debentures totaling $4,540,958. The interest rate is 8% and the maturity date was extended to January 31, 2024. Interest is due quarterly on January 1, April 1, July 1, and October 1 of each year during which the debentures are outstanding. Interest was payable in shares of the Company’s common stock until December 1, 2022. Thereafter, the interest will be paid 50% in cash and 50% in the Company’s common stock. At September 30, 2024, total accrued interest payable of $890,143 was unpaid. The outstanding debentures and in-kind accrued interest were converted into shares of common stock at a price range from $0.29 to $0.32 per share.

As of September 30, 2024, the Company’s common stock underlying the convertible debentures and warrants is subject to a registration rights agreement. The Company is required to use its reasonable best efforts to comply with the provisions of the registration rights agreement.

As of September 30, 2024, the Company issued warrants to acquire up to an aggregate 1,549,964 shares of the Company’s common stock at an exercise price of $0.75 per share. Each Warrant is exercisable by the Investor beginning on the effective date through the fifth-year anniversary thereof.

MEDIXALL GROUP, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7 – Senior Convertible Debentures and Warrants (continued)

The fair value of each warrant issued during the nine months ended September 30, 2024 was estimated on the date of issuance using the Black-Scholes option- pricing model with the following assumptions:

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

The relative fair value of the warrants issued during the three and nine months ended September 30, 2024 was $0. During the three and nine months ended September 30, 2024 the Company amortized $0 and $19,018, respectively, of the debt discount to interest expense.

The following summarized the senior convertible debentures during the nine-month period ended September 30, 2024:

Senior Convertible Debentures at December 31, 2023	$3,830,277
Debentures Issued	584,000
Debentures reclassed to accounts payable and accrued expenses	(20,000)
Relative fair value of warrants issued as discount	—
Amortized warrants issued as discount	19,018
Debentures converted to common stock	(4,235,795)
Senior Convertible Debentures at September 30, 2024	$177,500

 NOTE 8 – Subsequent Events

The Company has evaluated all subsequent events through the filing date of this Quarterly Report on Form 10-Q with the SEC, to ensure that this filing includes appropriate disclosure of events both recognized in the unaudited condensed consolidated financial statements as of September 30, 2024, and events which occurred subsequently but were not recognized in the unaudited condensed consolidated financial statements.

Subsequent to September 30, 2024, the Company has converted the remaining 177,500 debentures and all in-kind interest due, and the Preferred Series B stock dividends were issued on January 27, 2025, as noted in Notes.

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

Revenue was down 41% from the same quarter in 2023 and revenue was down 2% over the same nine-month period in 2023. The drop in Q3 revenue was due to a key client restructuring their program which caused a temporary pause in their offering from the end of April 2024 to September 2024.

Moreover, the Company successfully reduced its net loss in the first nine months of 2024 by over $2.4 million from the same period in 2023. The net loss for the nine months ended September 30, 2024 was $708,649 versus $3,108,940 for the same period in 2023. This is the result of the new management taking decisive steps to reduce costs by moving its corporate office, continuing the remote work strategy started under pandemic conditions, dramatically reducing the number of employees by procuring out-sourced marketing expertise, its User Experience/User Interface (UX/UI) platform, its IT development and maintenance, and the use of independent sales consultants and brokers.

Going Concern

We have incurred net losses of approximately $39 million since inception through September 30, 2024. The report of our independent registered public accounting firm on our consolidated financial statements for the year ended December 31, 2023 contains an explanatory paragraph regarding our ability to continue as a going concern based upon the fact that we are dependent upon our ability to increase revenues along with raising additional external capital as needed. These factors, among others, raise substantial doubt about our ability to continue as a going concern. Our condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. There are no assurances we will be successful in our efforts to generate revenues or report profitable operations or to continue as a going concern, in which event investors would lose their entire investment in our company.

Results of Operations

Three-Month Period Ended September 30, 2024 Compared to the Three-Month Period Ended September 30, 2023

Revenue

Revenue for the three months ended September 30, 2024 was $38,858, whereas our revenue for the three months ended September 30, 2023 was $65,535 which was 41% less than the previous year.

Moreover, the Company successfully reduced its Net Loss in the three months ended September 30, 2024 by $1,171,880 from the same period in 2023. The Net Income for the three months ended September 30, 2024 was $263,813 versus a Net Loss of $908,067 for the same period in 2023.

Operating Expenses

A summary of our operating expense for the three-month periods ended September 30, 2024 and 2023 follows:

	Three Months Ended September 30,		(Decrease) /
	2024	2023	Increase
Operating expense
Professional fees	$38,377	$519,787	$(481,410)
Personnel related expenses	148,344	162,345	(14,001)
Other selling, general, and administrative	136,107	191,358	(55,251)
Interest Expense	45,949	37,002	8,947
Gain on settlement of accounts payable and accrued expenses	(610,290)	—	(610,290)
Total operating expense	$(241,513)	$910,492	$(1,152,005)

Operating expenses decreased $1,152,005, or 126.5%, to $(241,513) during the three months ended September 30, 2024 compared to $910,492 during the same period in 2023. The decrease in total operating expenses is primarily due to:

1.	The decrease in professional fees of $481,410 is primarily due to the decrease of stock compensation for consultant services during the three-month period ended September 30, 2024.
2.	The decrease in settlement of accounts payable and accrued expenses of $610,290 during the three-month period ended September 30, 2024.

We expect expenses to decrease as we move forward as the Company continues its remote work strategy started under pandemic conditions, and dramatically reduced the number of employees by procuring out-sourced marketing expertise, its User Experience/User Interface (UX/UI) platform. Its IT development and maintenance, and the use of independent sales consultants and brokers.

Nine-Month Period Ended September 30, 2024 Compared to the Nine-Month Period Ended September 30, 2023

Revenue

Revenue for the nine months ended September 30, 2024 was $209,839, whereas our revenue for the nine months ended September 30, 2023 was $214,925 which was 2% less than the previous year.

Operating Expenses

A summary of our operating expense for the nine-month periods ended September 30, 2024 and 2023 follows:

	Nine Months Ended September 30,		(Decrease) /
	2024	2023	Increase
Operating expense
Professional fees	$233,007	$1,630,894	$(1,397,887)
Personnel related expenses	483,665	649,593	(165,928)
Other selling, general, and administrative	398,302	683,445	(285,143)
Interest Expense	332,248	171,837	160,411
Gain on settlement of accounts payable and accrued expenses	(610,290)	—	(610,290)
Total operating expense	$836,932	$3,135,769	$(2,298,837)

Operating expenses decreased $2,298,837, or 73.3%, to $836,932 during the nine months ended September 30, 2024 compared to $3,135,769 during the same period in 2023. The decrease in total operating expenses is primarily due to:

1.	The decrease in professional fees of $1,397,887 is primarily due to the decrease of stock compensation for consultant services during the nine-month period ended September 30, 2024.
2.	The decrease in settlement of accounts payable and accrued expenses of $610,290 during the nine-month period ended September 30, 2024.

We expect expenses to decrease as we move forward as the Company continues its remote work strategy started under pandemic conditions, and dramatically reduced the number of employees by procuring out-sourced marketing expertise, its User Experience/User Interface (UX/UI) platform. Its IT development and maintenance, and the use of independent sales consultants and brokers.

Liquidity and capital resources

Liquidity is the ability of a company to generate sufficient cash to satisfy its needs. At September 30, 2024, we had $31,916 in cash and a net working capital deficit of $3,746,084.

For the nine-month period ended September 30, 2024, we raised $584,000 from issuance of convertible debt.

Net cash used in operating activities for the nine-month period ended September 30, 2024 was $1,000,828, as compared to $1,028,100 for the same nine-month period ended September 30, 2023. This change primarily results from our lower net loss, offset by fluctuations in accounts payable and accrued expenses, and larger changes due to no stock based compensation expense and less amortization of debenture discounts.

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

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2024.

A material weakness can be defined as an insufficiency of internal controls that may result in a more than remote likelihood that a material misstatement will not be prevented, detected or corrected in a company’s condensed consolidated financial statements.

 Based upon that evaluation, our Chief Executive Officer and Principal Financial Officer concluded that as of September 30, 2024, our disclosure controls and procedures were not effective, based on the following deficiencies:

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

None during the three-month period ended September 30, 2024.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable to our Company.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) and/or a non-Rule 10b5-1 trading arrangement.

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

MediXall Group, Inc.

Dated: September 8, 2025	By:	/s/ Shane Glavin
Shane Glavin
Principal Financial Officer
Dated: September 8, 2025	By:	/s/ Travis Jackson
Travis Jackson
Chief Executive Officer (Principal Executive Officer)

